Form 10-K
period 2021-01-02
KADANT INC
filed 2021-03-02
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of June 27, 2020 (based on the closing price per share as reported on the New York Stock Exchange on the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $1,058,603,000. For purposes of the immediately preceding sentence, the term "affiliate" consists of each director and executive officer of the Registrant.
As of February 19, 2021, the Registrant had 11,542,240 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.
Annual Report on Form 10-K
for the Fiscal Year Ended January 2, 2021

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

Item 1.    Business
Throughout this Annual Report on Form 10-K, when we use the terms "we," "us," "our," "Registrant," and the "Company" we mean Kadant Inc., and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. Kadant Inc. trades on the New York Stock Exchange under the ticker symbol "KAI."
Unless otherwise noted, references to 2020, 2019, and 2018 in this Annual Report on Form 10-K are to our fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.

Description of Our Business
We are a global supplier of high-value, critical components and engineered systems used in process industries worldwide. Our products, technologies, and services play an integral role in enhancing process efficiency, optimizing energy utilization, and maximizing productivity in resource-intensive industries. Our operations are comprised of three reportable operating segments, Flow Control, Industrial Processing, and Material Handling.
We have a long and well-established history of developing, manufacturing, and servicing a range of products and equipment used in process industries such as paper, packaging, and tissue; wood products; mining; metals; food processing; and recycling and waste management, among others. Some of our businesses or their predecessor companies have been in operation for more than 100 years. Our diverse customer base includes global and regional industrial manufacturers and distributors who participate in the broader resource transformation sector. We believe we have one of the largest installed bases of equipment in the markets we serve around the globe.
We expect that a significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to pursue acquisition opportunities. See Note 2, Acquisitions, in the accompanying consolidated financial statements for further details of our recent acquisitions.
The ongoing COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and resulted in significant travel and transport restrictions, which adversely affected our bookings and results of operations for a substantial part of 2020. The impact of the COVID-19 pandemic, including the resulting economic impact, continues to evolve and we are closely monitoring its impact on all aspects of our business and will continue to take actions that are in the best interests of our employees, customers, and stakeholders.

Business Segments and Products
We previously reported our financial results by combining operating entities into three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. During the first quarter of 2020, we changed our reportable operating segments to better align with our strategic initiatives to grow both organically and through acquisitions. See Note 12, Business Segment and Geographical Information, in the accompanying consolidated financial statements for further detail regarding our segments. Accordingly, we describe our business and products below in our three new reportable operating segments: Flow Control, Industrial Processing, and Material Handling.

Kadant Inc.

Flow Control Segment
Through our Flow Control segment, we provide custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, tissue, food, metals, and other industrial sectors. The Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration product lines.

Fluid-Handling
We develop, manufacture and market fluid-handling systems and equipment used in industrial piping systems to compensate for movement and to efficiently transfer fluid, power, and data. Our products are used primarily in the dryer section of the papermaking process and during the production of corrugated packaging, metals, plastics, pharmaceuticals, energy, rubber, textiles, chemicals, and food. Expansion joints are used in industrial piping systems. Our principal fluid-handling systems and equipment include:

–	Rotary joints: Our mechanical devices, used with rotating shafts, allow the transfer of pressurized fluid from a stationary source into and out of rotating machinery for heating, cooling, or the transfer of fluid power.

–	Syphons: Our devices, installed inside rotating cylinders, are used to remove fluids from the rotating cylinders through rotary joints or unions located on either end of the cylinder.

–	Turbulator® bars: Our steel or stainless steel axial bars, installed on the inside of cylinders, are used to induce turbulence in the condensate layer to improve the uniformity and rate of heat transfer through the cylinders.

–	Expansion joints: Our rubber, metal, fabric and other materials are used to compensate for movement due to thermal expansion, vibration and other causes.

–	Engineered steam and condensate systems: Our steam systems control the flow of steam from the boiler to steam-heated rolls or processing machinery, collect condensed steam, and return it to the boiler to improve energy efficiency during the manufacturing process. Our systems and equipment are also used to efficiently and effectively distribute steam in a wide variety of industrial processing applications.
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

Kadant Inc.

Industrial Processing Segment
Through our Industrial Processing segment, we provide equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products and alternative fuel industries, among others. In addition, we provide industrial automation and digitization solutions to process industries. The Industrial Processing segment consists of our wood processing and stock-preparation product lines.

Wood Processing
We develop, manufacture, and market debarkers, stranders, chippers, logging machinery, and related equipment used in the harvesting and production of lumber and oriented strand board (OSB). In addition, we provide industrial automation and digitization solutions to process industries. Our principal wood processing products and services include:

–	Ring and rotary debarkers: Our fixed and sliding ring debarkers utilize a rotating multi-tool to strip the bark off a non-rotating log. Our ring debarkers are used in lumber mills to remove the bark from the tree before further processing into lumber. Our rotary debarkers and related parts and consumables employ a combination of mechanical abrasion and log-to-log contact to efficiently remove bark from logs of all shapes and species.

–	Stranders: Our disc and ring stranders and related parts and consumables cut batch-fed and tree-length logs into strands for OSB production and are used to manage strands in real time using our proprietary conveying and feeding equipment.

–	Chippers: Our disc, drum, and veneer chippers and related parts and consumables are high-quality, robust chipper systems for waste-wood and whole-log applications found in pulp woodrooms, chip plants, and sawmill and planer mill sites.

–	Logging machinery: Our log loaders and swing yarders are used to gather timber for lumber production.

–	Industrial Automation and Control: We provide industrial automation, process technology, and project management services to help industrial companies digitally transform their operations.
Stock-Preparation
We develop, manufacture, and market custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining primarily recycled fiber for preparation for entry into the paper machine, and recausticizing and evaporation equipment and systems used in the production of virgin pulp. Our principal stock-preparation products include:

–	Recycling and approach flow systems: Our equipment includes pulping, screening, cleaning, and de-inking systems that blend pulp mixtures and remove contaminants, such as ink, glue, metals, and other impurities, to prepare them for entry into the paper machine during the production of recycled paper.

–	Virgin pulping process equipment: Our equipment includes pulp washers, evaporators, and recausticizing and condensate treatment systems used to remove lignin, concentrate and recycle process chemicals, and remove condensate gases.
Material Handling Segment
Through our Material Handling segment, we provide products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the aggregates, mining, food, and waste management industries, among others. In addition, we manufacture and sell biodegradable, absorbent granules used as carriers in agricultural applications and for oil and grease absorption. The Material Handling segment consists of our conveying and screening, baling, and fiber-based product lines.
Conveying and Screening
We develop, manufacture, and market conveying and screening equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. Our principal conveying and screening products include:

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
Baling
We develop, manufacture, and market individual components and equipment for baling recyclable and waste materials to prepare them for secondary processing, transport, or storage. Our principal baling products include:

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

Dependency on a Single Customer
No single customer accounted for 10% or more of our consolidated revenues in any of the past three years. In addition, within our Flow Control, Industrial Processing, and Material Handling segments, no customer accounted for more than 10% of each of the respective segment's revenue.
Approximately 55% in 2020, 56% in 2019, and 63% in 2018, of our consolidated revenues were to customers outside the United States, principally in Europe, Asia and Canada.

Backlog
Our backlog of firm orders was as follows:

(In millions)	January 2, 2021	December 28, 2019
Flow Control	$48.7	$43.6
Industrial Processing	115.0	96.7
Material Handling	29.3	30.0
	$193.0	$170.3

We anticipate that substantially all the backlog at year-end 2020 will be shipped or completed during 2021. Some of our capital orders can be canceled by the customer upon payment of a cancellation fee.

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
Our research and development expenses were $11.3 million in 2020, $10.9 million in 2019, and $10.6 million in 2018.

Sales and Marketing
We market and sell our engineered products, services, and systems to process industries using a combination of a direct sales force and independent sales agents and distributors depending on the market and product being sold. Technical service personnel, product specialists, and independent sales agents and distributors are utilized in certain markets and with certain product lines. Our application expertise is complemented by a consultative selling approach to ensure we meet the needs of our customers.

Competition
We are a leading supplier of systems and equipment in each of our product lines within our Flow Control segment and there are several global and numerous local competitors in each market. In our Industrial Processing segment, we compete with a limited number of global and regional competitors in the forest products markets and fiber processing equipment markets. In

Kadant Inc.

our Material Handling segment, we compete with numerous global, regional, and local competitors for our conveying and vibratory equipment, and strong regional competitors for our baling equipment and fiber-based granules offerings. Because of the diversity of our products, we face many different types of competitors and competition. We compete primarily on the basis of technical expertise, product innovation, and product performance. We believe the reputation that we have established for high-performance, high-reliability products supported by our in-depth process knowledge and application expertise provides us with a competitive advantage. In addition, a significant portion of our business is generated from our worldwide customer base. To maintain this base, we have emphasized our global presence, local support, and problem-solving relationship with our customers. Our success primarily depends on the following factors:

–	Technical expertise and process knowledge;
–	Product innovation;
–	Product quality, reliability, and performance;
–	Operating efficiency of our products;
–	Customer service and support;
–	Relative price of our products; and
–	Total cost of ownership of our products.
Raw Materials
The primary raw materials used by our businesses are: Flow Control segment – steel, stainless steel, ductile iron, brass, bronze, aluminum, and elastomers; Industrial Processing segment – steel and stainless steel; and Material Handling segment – steel, aluminum, and composites. These raw materials are generally purchased and available through a number of suppliers. The raw material used in the manufacture of our fiber-based granules is a by-product from the production of paper that we obtain from two paper mills. If these mills were unable or unwilling to supply us with sufficient fiber, we would be forced to find one or more alternative suppliers for this raw material. To date, our raw materials have generally been available and we have not needed to maintain raw material inventories in excess of our current needs.

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

Flow Control Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2021 to 2038, related to fluid handling and doctoring, cleaning, and filtration equipment. From time to time, we enter into licenses with other companies for products that serve the pulp, papermaking, converting, and paper recycling industries.

Industrial Processing Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2021 to 2040, related to stock-preparation and wood processing systems and equipment.

Material Handling Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2021 to 2027, related to various aspects of conveyor belt systems and conveying apparatus, and baling equipment. We license one of our two significant product brand names, Link-Belt®, from a third party pursuant to a trademark license agreement. More than a third of our Material Handling segment revenue in 2020 was generated by sales of conveying equipment under the Link-Belt® name. Under the terms of the license agreement, we have a worldwide, exclusive, royalty-free, perpetual license to use the Link-Belt® trademark in connection with such products.
We also currently hold several U.S. patents, expiring on various dates ranging from 2021 to 2034, related to various aspects of the processing of fiber-based granules and the use of these materials in agricultural, home lawn and garden, professional lawn, turf and ornamental applications, and for oil and grease absorption.

Kadant Inc.

Government Regulations
We are subject to a variety of U.S. and international governmental regulations, including environmental regulations. We believe that our operations comply in all material respects with applicable laws and regulations. Our compliance with these requirements did not change during the past year, and is not expected to have a material adverse effect on our capital expenditures, earnings, or competitive position.

Seasonal Influences

Flow Control Segment
There are no material seasonal influences on this segment's sales of products and services.

Industrial Processing Segment
Our Industrial Processing segment is subject to seasonal variations, with demand for our wood processing products tending to be greater during the building and timber harvesting season, which generally occurs in the second and third quarters in North America.

Material Handling Segment
Our Material Handling segment may experience minor seasonal fluctuations in sales, with demand for our products tending to be greater in the second and third quarters due to the impact of weather and favorable outdoor working conditions at certain of our customers. Our fiber-based products business experiences fluctuations in sales, usually in the third quarter, when sales decline due to the seasonality of the agricultural and home lawn and garden markets.

Human Capital Resources

Talent, Development, Diversity and Inclusion
The attraction, retention and development of exceptional employees is critical to our continued success. As part of these efforts, we strive to offer a competitive compensation and benefits program and to foster a safe and inclusive work environment where everyone feels respected, valued and empowered to do their best work. We embrace the diversity of our employees, including their unique backgrounds, experiences, and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture of diversity and inclusion that supports and enhances our ability to recruit, develop and retain talent at every level.
As of January 2, 2021, we had approximately 2,600 full-time employees worldwide. Of our full-time employees, approximately 47% were in North America, 27% were in Europe and 22% were in Asia. Other than certain of our Canadian employees and typical work councils outside of the U.S., none of our employees are represented by labor unions or covered by a collective bargaining agreement.
Our management team places significant focus and attention on matters concerning our human capital, particularly their diversity, capability development, and succession planning. Accordingly, we regularly review talent development and succession plans for each of our functions and operating segments, to identify and develop a pipeline of talent to maintain business operations. We have numerous programs to attract and retain our talent, including leadership and executive development programs as well as technical and other training. We build partnerships with universities and associations to promote future careers in manufacturing. We also have a well-established performance management and talent development process in which managers provide regular feedback and coaching to develop employees.

Compensation and Benefits
As part of these efforts, we strive to offer a competitive compensation and benefits program. Our compensation and benefits program is designed to attract and retain talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We offer comprehensive, locally relevant benefits to all eligible employees which include, among other benefits:

–	Comprehensive health insurance coverage;
–	Retirement benefits;
–	Life insurance and disability benefits; and
–	Leave and wellness benefits.

Kadant Inc.

Safety
We maintain a safety-first culture grounded on the premise of eliminating workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events by reducing their frequency and severity. Our commitment to safety is reinforced by our robust safety program and training.
Throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our employees while meeting the needs of our customers. Shortly after the outset of COVID-19, we adopted enhanced safety measures and practices across our facilities to protect employee health and safety and ensure a reliable supply of essential products to our customers. These enhanced safety measures and practices included working remotely when employees are not required to be physically present, social distancing, wearing face coverings, adding safety and hygiene protocols within our facilities, restricting travel and other safeguards. We monitor and track the impact of COVID-19 on our employees and within our operations, and proactively modify or adopt new practices to promote their health and safety.
We believe that our employees are the core of our business, and we intend to continue building upon our culture to drive sustainable performance across the business. For more information, please reference our Corporate Sustainability Report, which is available at www.kadant.com.

Available Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements, and other information that are filed electronically by issuers with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. In addition, we make available free of charge through our website at www.kadant.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to these reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. We are not including the information contained on our website as part of this report, nor are we incorporating the information on our website into this report by reference.

Information about our Executive Officers
    The following table summarizes certain information concerning our executive officers as of February 19, 2021:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
Jeffrey L. Powell	62	President and Chief Executive Officer (2009)
Eric T. Langevin	58	Executive Vice President and Chief Operating Officer (2006)
Michael J. McKenney	59	Executive Vice President and Chief Financial Officer (2002)
Deborah S. Selwood	52	Senior Vice President and Chief Accounting Officer (2015)
Stacy D. Krause	44	Vice President, General Counsel, and Secretary (2018)
Peter J. Flynn	70	Vice President (2019)
Michael C. Colwell	55	Vice President (2019)

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
Mr. Langevin has been an executive vice president and chief operating officer since April 2019 and has supervisory responsibility for our fluid-handling, doctoring, cleaning, & filtration, and conveying and screening businesses. From March 2018 to April 2019, he served as executive vice president and co-chief operating officer. From January 2010 to March 2018, he served as executive vice president and chief operating officer. Prior to January 2010, Mr. Langevin had been our senior vice president since March 2007 and had supervisory responsibility for our fluid-handling and doctoring, cleaning, & filtration businesses. He served as vice president, with responsibility for our doctoring, cleaning, & filtration business, from 2006 to 2007. From 2001 to 2006, Mr. Langevin was president of Kadant Web Systems Inc. (now our Kadant Solutions division) and before that served as its senior vice president and vice president of operations. Prior to 2001, Mr. Langevin managed several product groups and departments within Kadant Web Systems after joining us in 1986 as a product development engineer.

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
Mr. Flynn has been a vice president since July 2019 and has supervisory responsibility for our stock-preparation and baling product lines. Prior to July 2019, Mr. Flynn was president of our Kadant Black Clawson LLC subsidiary, which manufactures stock-preparation equipment primarily for the pulp and paper industry, from 2003 to 2019.
Mr. Colwell has been a vice president since July 2019 and has supervisory responsibility for our wood processing and fiber-based products businesses. Prior to July 2019, Mr. Colwell served as the president of Kadant Carmanah Design, a division of our subsidiary Kadant Canada Corp., from 2013 to 2019. Mr. Colwell previously served as the president and chief executive officer of Carmanah Design and Manufacturing Inc. from April 2010 until its acquisition by us in November 2013.

Item 1A.    Risk Factors
Our business, results of operations and financial condition, and an investment in our securities, are subject to a number of risks. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions. The COVID-19 pandemic has led to general uncertainty and adverse changes in global economic conditions and heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed herein. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business, consolidated financial condition and results of operations.

Risks Related to our Business and Industry

Adverse changes in global and local economic conditions may negatively affect our industry, business and results of operations.
We sell products worldwide to global process industries and a significant portion of our revenue is from customers based in North America, Europe and China. Uncertainties in global and regional economic outlooks have negatively affected, and may in the future negatively affect, demand for our customers' products and, as a consequence, our products and services, especially our capital equipment systems and products, and our operating results. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers and suppliers in the pulp and paper industry as well as other process industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in process industries, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular due to political or economic developments, could cause the expectations for our business to differ materially in the future.

Revenues from the sale of large capital equipment and systems projects are often difficult to predict accurately, especially in periods of economic uncertainty, and large capital equipment projects require significant investment requiring our customers to secure financing, which may be difficult.
We manufacture capital equipment and systems used in process industries, including the paper, fluid handling, wood processing and material handling industries. Approximately 34% of our revenue in 2020 was from the sale of capital equipment to be used in process industries. The demand for capital equipment is variable and depends on a number of factors, including consumer demand for end products, existing manufacturing capacity, the level of capital spending by our customers and economic conditions. As a consequence, our bookings and revenues for capital projects tend to be variable and difficult to predict. It is especially difficult to accurately forecast our operating results during periods of economic uncertainty. Our

Kadant Inc.

customers curtail their capital and operating spending during periods of economic uncertainty and are cautious about resuming spending as market conditions improve. Levels of consumer spending on non-durable goods, demand for food and beverage packaging, and demand for new housing and remodeling are all factors that affect paper and wood processing companies' demand for our products. Expansion of bulk material handling capacity and infrastructure spending are factors that affect demand for material handling equipment. Reductions in demand levels in any of these areas can negatively impact our business. As companies in our customers' industries consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity additions or expansion projects. Capacity growth and investment can be uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production.
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

We have significant international sales and operations and face risks related to health epidemics and pandemics, including the COVID-19 pandemic, which has and continues to adversely affect our business and results of operations.
Our business and operations have been and may continue to be adversely affected by the effects of the COVID-19 pandemic and other adverse public health developments, including disruptions or restrictions on our employees’ and other service providers’ ability to travel, reductions in our workforce, temporary closures of our facilities or the facilities of our customers, suppliers or other vendors in our supply chain, potentially including single source suppliers, and other disruptions in the supply chain. In addition, the COVID-19 pandemic has impacted and other disease outbreaks could impact global trade and reduce demand for our products, and adversely affect the U.S. or global economy and capital markets.
The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and initially created significant disruption of the financial markets. The COVID-19 pandemic has adversely affected, and may continue to adversely affect in the future, our business and results of operations, as government authorities have imposed, and may in the future impose, temporary mandatory closures of our facilities, travel restrictions, work-from-home orders and social distancing protocols and other restrictions that have impacted our ability to adequately staff and maintain our operations at normal levels. Additionally, our financial results have been adversely impacted and may be adversely impacted in the future by decreased levels of bookings, customer-requested delays on certain capital projects and service work, customer downtime and shutdowns, and visitation restrictions at many customer facilities, all of which have affected and may adversely affect in the future our ability to recognize revenue for sales of our products and services. We may also incur future costs related to COVID-19, such as increased employee benefit costs if a significant number of our employees contract COVID-19 and require hospitalization or other costly medical treatment, or expenses related to repeated cleaning and sanitizing of our facilities, which may also adversely affect our financial results. In March 2020, we experienced a significant decrease in market capitalization due to a decline in our stock price, and the overall U.S. stock market also declined significantly amid market volatility driven by the uncertainty surrounding the outbreak of COVID-19. The future impact of the COVID-19 pandemic could include further disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
The COVID-19 pandemic has evolved and continues to evolve rapidly. As a result, we cannot reasonably estimate the scope of the impact of the COVID-19 pandemic on our business and the adverse effect and impact the COVID-19 pandemic may ultimately have on our business and our stock price. For instance, we may face additional requests from customers to delay the production or delivery of our products, particularly capital equipment products, which would affect our ability to recognize revenue for sales of such products. Other customers may decide not to proceed with large capital equipment orders in order to conserve their cash. A delay on our part of the production of our products may lead to liquidated damages owed to our customers. Further implementation, extension or renewal of government-mandated closures, or “shelter-in-place” orders related to the COVID-19 pandemic may create further disruption to our operations, our workforce, the supply chain, and our customer and vendor operations. The effect of the COVID-19 pandemic on the global economy is uncertain, and we may be further adversely affected by general economic conditions, even if government mandates are repealed. The impact of COVID-19 could

Kadant Inc.

worsen if there is an extended duration of any COVID-19 outbreak or a resurgence of COVID-19 infection in affected regions after they have begun to recover.
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
We expect that a significant driver of our growth over the next several years will be the acquisition of technologies and businesses that complement or augment our existing products and services or may involve entry into a new process industry. We continue to actively pursue acquisition opportunities, some of which may be material to our business and financial performance, and involve significant cash expenditures and the incurrence of significant debt. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

–
difficulties identifying and executing acquisitions, including our ability to conduct and complete due diligence, difficulties in negotiations with the counterparty, and inability to obtain regulatory and antitrust approvals;

–	competition with other prospective buyers resulting in our inability to complete an acquisition or in our paying a substantial premium over the fair value of the net assets of the acquired business;
–	access to and availability of capital;
–	difficulty in integrating operations, technologies, products and the key employees of the acquired business;
–	inability to maintain existing customers of the acquired business or to sell the products and services of the acquired business to our existing customers;
–	inability to retain key management of the acquired business;
–	diversion of management's attention from other business concerns;
–	inability to improve the revenues and profitability or realize the expected cost savings and synergies;
–	assumption of significant liabilities, some of which may be unknown at the time of acquisition; and
–	identification of internal control deficiencies of the acquired business.
We are required to record acquisition-related costs in the period incurred. Once completed, acquisitions may involve significant integration costs. These acquisition-related costs could be significant in a reporting period and have an adverse effect on our results of operations.
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
We manufacture debarkers, stranders and related equipment used in the production of lumber and OSB. Our customers produce these products principally for new residential construction, home repair and remodeling activities. As such, the operating results for our Industrial Processing segment correlate to a significant degree to the level of this residential construction activity, primarily in North America and, to a lesser extent, in Europe. Residential construction activity is influenced by a number of factors, including the supply of and demand for new and existing homes, new housing starts,

Kadant Inc.

unemployment rates, interest rate levels, availability of mortgage financing, mortgage foreclosure rates, availability of construction labor and suitable land, seasonal and unusual weather conditions, general economic conditions and consumer confidence. A significant increase in long-term interest rates, changes in tax policy on the deductibility of mortgages, tightened lending standards, high unemployment rates and other factors that reduce the level of residential construction activity could have a negative effect on our financial performance.

The OSB market is highly concentrated and the market for building products is highly competitive. The loss of a significant customer or our customers' reductions in capital spending or OSB production could have a material adverse effect on our financial performance.
The OSB market is highly concentrated and there are a limited number of OSB manufacturers. As a percentage of our Industrial Processing segment revenues, the two largest OSB customers accounted for 9% in both 2020 and 2019 and 7% in 2018. The loss of one or more of these OSB customers to a competitor could adversely affect our revenues and profitability. In addition, the market for building products is highly competitive. Products that compete with OSB include other wood panel products and substitutes for wood building products, such as nonfiber-based alternatives. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to OSB products. Changes in component prices, such as energy, chemicals, wood-based fibers, and nonfiber alternatives can change the competitive position of OSB relative to other available alternatives and could increase substitution. Our customers' OSB production can be adversely affected by lower-cost producers of other wood panel products and substitutes for wood building products. Lower demand for OSB products or a decline in the profitability of one or more of our customers could result in a reduction in spending on capital equipment or the shutdown or closure of an OSB mill, which could have a material adverse effect on our financial performance.

Our Wood Processing product line can be materially impacted by changes to the global timber supply.
Changes in the environment that affect natural resources such as timber may have significant effects on the sales of wood processing equipment by our Industrial Processing segment. Approximately 21% of our revenue in 2020 was from our Wood Processing product line. For example, wildfires and damage from pests such as the mountain pine beetle have affected tracts of land in Western Canada that could have otherwise been logged by the forestry industry. Reduction in availability of timber can result in decreased logging activity, mill closures, and lower operating rates at mills, as well as reduced capital expenditures. A reduction in capital expenditures by mills would likely lead to a decrease in demand for new wood processing equipment, which would in turn affect demand for parts, as our wood processing customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mills and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for wood processing products, adverse economic conditions for our wood processing customers may make it more difficult for us to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital.

The development and increasing use of digital media has had, and will continue to have, an adverse impact on our Flow Control and Industrial Processing segments.
Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, particularly in North America and Europe, a trend which is expected to continue. Approximately 10% of our revenue in 2020 was from customers producing newsprint and printing and writing grades of paper. Significant declines in the production of printing and writing paper grades have also led to a drop in the construction of recycled tissue mills, as those mills use printing and writing grades of waste paper as their fiber source. The increased use of digital media has had, and will continue to have, an adverse effect on demand for our products in those markets.

Our Material Handling segment can be materially impacted by cyclical economic conditions affecting the global mining industry.
Changes in economic conditions affecting the global mining industry can occur abruptly and unpredictably, which may have significant effects on the sales of original equipment by our subsidiary, Syntron Material Handling Group, LLC and certain of its affiliates (SMH), which comprises a substantial portion of our Material Handling segment. Approximately 3% of our revenue in 2020 was from SMH's mining customers. Cyclicality for original equipment sales is driven primarily by price volatility of the commodities that are mined using SMH’s equipment, including coal, salt, aggregates, potash, copper, iron ore and trona, or their substitutes, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation, increased regulation and competition affecting demand for commodities, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by SMH’s customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by SMH’s customers are likely to lead to a

Kadant Inc.

decrease in demand for new mining equipment, and may result in a decrease in demand for parts as SMH’s customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mines and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for SMH’s products, adverse economic conditions for SMH’s customers may make it more difficult for SMH to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital. As a result of this cyclicality in the global mining industry, SMH may experience significant fluctuations in its business, results of operations and financial condition, and we expect SMH’s business to continue to be subject to these fluctuations in the future.

A sizable portion of our Material Handling segment is dependent on continued demand for coal, which is subject to economic and environmental risks.
Approximately 7% and 5% of the Material Handling segment's 2020 revenues came from its thermal and metallurgical coal-mining customers, respectively. Many of these customers supply coal for the generation of electricity and/or steel production. Demand for electricity and steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost-effective form of electricity generation continues to take place throughout the world and coal-fired electricity generation faces intense price competition from other fuel sources, particularly natural gas. In addition, coal combustion typically generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations, international agreements or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for electricity and steel, demand for coal will decline. Reduced demand for coal could result in reduced demand for SMH’s mining equipment and could adversely affect our overall business, financial condition and results of operations.

Failure of our information systems or breaches of data security and cybertheft could impact our business.
We operate a geographically dispersed business and rely on the electronic storage and transmission of proprietary and confidential information, including technical and financial information, among our operations, customers and suppliers. We also rely on information technology (IT), including IT services from third parties, in certain of our solutions, products, and services for customers as well as our enterprise infrastructure. Despite our security measures and internal controls, our information technology and infrastructure may be vulnerable to unauthorized access or attacks by nation states, hackers or cyber criminals or breaches due to employee error, malfeasance or other disruptions, such as business email compromises, phishing and other cyber-related fraud. Our systems could be compromised by malware (including ransomware), cyberattacks, and other events, ranging from widespread, non-targeted, global cyber threats to targeted advanced persistent threats. These threats could be indicators of an increased risk to our products, solutions, services, manufacturing, and IT infrastructure. Recent global cyberattacks have been perpetuated by the compromise of software updates to widely used software products, including some products that we use, which increases the risk that vulnerabilities or malicious content could be inserted into our products or IT infrastructure. We maintain a cybersecurity insurance policy that provides limited coverage for some, but not all potential risks and liabilities associated with cyberattacks and other events, which may not be fully insurable. While we continuously seek to improve the security attributes of our products, solutions, services and IT infrastructure, we cannot eliminate risk or ensure that we will not be harmed by cyberattacks or disruptions.
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

Kadant Inc.

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
The current cyber threat environment indicates increased risk for all companies. Like other global companies, we have experienced cyber threats and incidents, although none have been material or had a material adverse effect on our business or financial condition. Our information security efforts include major programs designed to address security governance, product security, identification and protection of critical assets, insider risk, third-party risk, and cyber defense operations. We believe these measures reduce, but cannot eliminate, the risk of an information security incident. Any significant security incidents could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns.

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
We believe that the principal competitive factors affecting the markets for our products include technical expertise and process knowledge, product innovation, automation, product quality, and price. Our competitors include a number of large multinational corporations that may have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies, such as those related to factory digitalization, the industrial internet of things, and smart technology, and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products. Competitors' technologies may prove to be superior to ours. Our current products, those under development, and our ability to develop new technologies may not be sufficient to enable us to compete effectively. Competition, especially in China, has increased as new companies enter the market and existing competitors expand their product lines and manufacturing operations.

Kadant Inc.

Changes in our tax provision or exposure to additional income tax liabilities could affect our profitability.
We derive a significant portion of our revenue and earnings from our international operations, and are subject to income and other taxes in the United States and numerous foreign jurisdictions. Changes in U.S. and foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. A number of factors may cause our effective tax rate to fluctuate, including: changes in tax rates in various jurisdictions; unanticipated changes in the amount of profit in jurisdictions in which the statutory tax rates may be higher or lower than the U.S. tax rate; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions; and changes in available tax credits or our ability to utilize foreign tax credits. Any of these factors could cause us to experience an effective tax rate significantly different from that of prior periods or current expectations, which could have an adverse effect on our results of operations or cash flows.

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
In order to enhance the efficiency and cost effectiveness of our manufacturing operations, and to better serve customers located in various countries, as we have in the past, we may in the future move product lines from one of our plants to another and consolidate manufacturing operations in certain of our plants. Even if we successfully move our manufacturing processes, there is no assurance that the cost savings and efficiencies we anticipate will be achieved.
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
We have undertaken various restructuring measures in the past in response to changing market conditions in the countries in which we operate and we may engage in additional cost reduction programs in the future. The costs of these programs may be significant and we may not recoup the costs of these programs. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to facilities in other geographic regions could also adversely affect our results of operations. In addition, it is difficult to accurately forecast our financial performance in periods of economic uncertainty in a region or globally, and the efforts we have made or may make to align our cost structure may not be sufficient or able to keep pace with rapidly changing business conditions. Our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.

Our future success is substantially dependent on the continued service of our senior management and other key employees and effective succession planning.
Our future success is substantially dependent on the continued service of our senior management and other key employees. The loss of the services or retirement of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals. We also may be unable to attract qualified personnel or retain existing management, product development, sales, operational and other support personnel that are critical to our success, which could result in harm to key customer relationships, loss of key information, expertise, or know-how, and unanticipated recruitment and training costs. In addition, effective succession planning is also a key factor for our future success. Our failure to continue to enable the effective transfer of knowledge and facilitate smooth transitions with regard to key management employees, including in connection with our succession planning, could adversely affect our long-term strategic planning and execution and negatively affect our business, financial condition, operating results, and prospects. If we fail to enable the effective transfer of knowledge and facilitate smooth transitions for key personnel, the operating results and future growth for our business could be adversely affected, and the morale and productivity of the workforce could be disrupted.

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
SMH holds numerous U.S. and foreign patents, including foreign counterparts to its U.S. patents, and licenses the trademarked brand name of one of its significant products, Link-Belt®, from a third party. If the third party were to terminate that license agreement, we would lose the right to use the Link-Belt® trademark in the marketplace and cease to benefit from any of its associated goodwill.

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

Kadant Inc.

liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.

Risks Related to our Foreign Operations

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
We are a leading global supplier of equipment and critical components used in process industries worldwide. We sell our products globally, including sales to customers in China, South America, Russia and India, and operate multiple manufacturing operations worldwide, including operations in Canada, China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks which vary by geographic region, including the following:

–	agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system;
–	foreign customers may have longer payment cycles;
–	foreign countries may impose additional withholding taxes or otherwise tax our foreign income;
–	economic sanctions, trade embargoes, tariffs, currency restrictions or other adverse trade regulations;
–	environmental and other regulations can adversely impact our ability to operate our facilities;
–	disruption from climate change, natural disaster, including earthquakes and/or tornadoes, fires, war, terrorist activity, and other force majeure events beyond our control;
–	changes in zoning laws that may require relocation of our manufacturing operations;
–
disruption from fast-spreading health epidemics and pandemics which have and may continue to result in widespread interruption of our business operations and those of our customers, supplier and vendors;

–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages;
–	political and/or civil unrest may disrupt commercial activities of ours or our customers;
–	fluctuations in foreign currency exchange rates and foreign interest rates beyond our control;
–	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments; and
–	the protection of intellectual property in foreign countries may be more difficult to enforce.
results of operations in the future.
Operating globally subjects us to various risks that may adversely affect our results of operations in the future.

Policies of the Chinese government may negatively impact our business.
We operate significant manufacturing facilities in China. In 2020, our sales to China were $51.0 million, or 8% of our revenue. Our Chinese manufacturing facilities also provide low-cost sourcing to many of our subsidiaries. Changes in the policies of the Chinese government, devaluation of the Chinese currency, restrictions on the expatriation of cash, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions, could negatively impact our business and operating results. Policies of the Chinese government to target slower economic growth may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects. The United States recently restricted investment in certain companies with ties to the Chinese military; if such restrictions are expanded, or if investment was otherwise restricted, our business would be negatively affected.
Policies of the Chinese government to advance internal political priorities may potentially negatively affect our business in any number of ways that we may not foresee. For example, the Chinese government has imposed a ban on all recovered paper imports effective as of January 1, 2021. According to Fastmarkets RISI, the Chinese government's actions have led to a severe shortage of recovered paper in China, which has forced mills to incur additional downtime. Chinese containerboard producers have been looking to build capacity for fiber in Southeast Asia, with the intent to ship pulp back to China for further processing. These policies have and could in the future continue to have a significant influence on the price, nature and availability of the type of paper imported into China, could have a negative effect on the operating capacity of our customers in China, and have and may in the future continue to affect the demand for our products and our operating results in China and the surrounding region.

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

Kadant Inc.

Orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer's specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government or can be impacted by the availability of credit and more restrictive monetary policies. We generally do not record bookings for signed contracts from customers in China for large stock-preparation systems until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if a contract is canceled prior to the receipt of a down payment if we have commenced engineering or other work associated with the contract or we may not be able to retain a down payment. We typically have inventory awaiting shipment to customers and could incur a loss if contracts are canceled and we cannot re-sell the equipment. In addition, we may experience a loss if the contract is canceled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract, which could represent a significant portion of the total order. As a result of these factors, our revenues recognized in China have varied, and will in the future vary from period to period and be difficult to predict.

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
When we translate the local currency results of our foreign subsidiaries into U.S. dollars during a period in which the U.S. dollar is strengthening, our financial results will reflect decreases due to foreign currency translation. In addition, our consolidated financial results are adversely affected when foreign governments devalue their currencies. Our major foreign currency translation exposures involve the currencies in Europe, China, Brazil, Canada, and Mexico. For example, China's central bank devalued the renminbi to boost the Chinese economy in 2016, which had a negative translation impact on our consolidated revenues and may in the future have a negative translation impact if this recurs. The overall favorable or unfavorable effect of foreign currency translation on our financial results will vary by quarter. We do not enter into derivatives or other financial instruments to hedge this type of foreign currency translation risk.

Economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union could adversely affect our business.
The United Kingdom's (U.K.) exit from the European Union (E.U.), referred to as Brexit, which was effective as of January 31, 2020, and the related transition period which ended on December 31, 2020, has caused, and may from time to time cause volatility in the global stock markets, currency exchange rate fluctuations, effects on cross border trade and labor, and political and regulatory uncertainty in the U.K. and across Europe generally.
The global economic uncertainty that has occurred and may continue to occur may cause our customers to closely monitor their costs and reduce their spending budgets. Our revenues to customers in the U.K. represented approximately 2% of total revenues in 2020. All of these events, should they occur, could adversely affect our business, financial condition, operating results, and cash flows.

Risks Related to Regulation of our Business and Industry

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

Kadant Inc.

In addition, the Office of the United States Trade Representative has imposed tariffs on a wide variety of products from China, including pulp and paper machinery equipment, pursuant to Section 301 of the Trade Act of 1974. The tariffs on pulp and paper machinery are set at 25% and have been in effect since July 2018. In addition, in March 2018, the U.S. Department of Commerce imposed tariffs of 25% on numerous categories of steel imports, and 10% on numerous categories of aluminum imports, from most countries under Section 232 of the Trade Expansion Act of 1962. While we try to mitigate the impact of the existing and other proposed tariffs through pricing and sourcing strategies, we cannot be certain how our customers and competitors will react to the actions we take. The tariffs have and could in the future negatively affect our ability to compete against competitors who do not manufacture in China and/or are not subject to the tariffs.
The United States has tightened trade sanctions targeting countries like China and Russia. For example, in August 2017, April 2018, January 2020 and July 2020, the United States imposed new trade and economic sanctions targeting certain persons in Russia and certain types of business with Russia, in addition to those that have been imposed since 2014. In 2020, our sales to Russia were $9.4 million, or 1% of our revenue. In 2020, the United States continued to expand export control restrictions applicable to certain Chinese firms and continued its assessment of new controls for “emerging foundational technologies,” escalating U.S.-China tension over technology competition. In response, Russia and China have begun considering and, in some cases, implementing trade sanctions that could affect U.S.-owned businesses. The imposition of trade sanctions may make it generally more difficult to do business in Russia and China and cause delays or prevent shipment of products or services performed by our personnel, or to receive payment for products or services. Such restrictions could have a material adverse impact on our business and operating results going forward.

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
The manufacturing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to manage the use, transportation, emissions, discharge, storage, recycling, or disposal of hazardous materials could lead to increased costs or regulatory penalties, fines and legal liability. Our ability to expand, modify or operate our manufacturing facilities in the future may be impeded by environmental regulations, such as air quality and wastewater requirements. The Chinese government has pledged to tackle the country's hazardous smog, and authorities try to clear the skies ahead of high-profile events, which prompt authorities to impose strict pollution control measures. Regulators have in the past and may in the future temporarily restrict our manufacturing in a particular geographic location as a result of pollution levels in China. Environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify product designs, or incur other expenses. New regulations promulgated in reaction to climate change could result in increased manufacturing costs associated with air pollution control requirements, and increased or new monitoring, recordkeeping, and reporting of greenhouse gas emissions. We also see the potential for higher energy costs driven by climate change regulations. These risks could harm our business and results of operations.

Environmental, health and mine safety laws and regulations impacting the mining industry may adversely affect demand for products manufactured by our Material Handling segment.
SMH, which is in our Material Handling segment, supplies equipment to mining companies operating in major mining regions throughout the world. SMH’s customers’ operations are subject to or affected by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental and mine safety laws. New environmental and health legislation or administrative regulations relating to mining or affecting demand for mined materials or more stringent interpretations of existing laws and regulations, may require SMH’s customers to significantly change or curtail their operations. The mining industry has also encountered increased scrutiny as it relates to safety regulations. New legislation or regulations and the high cost of compliance with such regulations relating to mine safety standards may induce customers to discontinue or limit their mining operations and may discourage companies from developing new mines or maintaining existing mines, which in turn could diminish demand for our products and services. As a result of these factors, demand for SMH’s mining equipment could be adversely

Kadant Inc.

affected by environmental and health regulations directly or indirectly impacting the mining industry. Any reduction in demand for SMH’s products as a result of environmental, health or mine safety regulations could have an adverse effect on SMH’s and our overall business, financial condition or results of operations.

Risks Related to Indebtedness and our Credit Agreement

Our debt may adversely affect our cash flow and may restrict our investment opportunities.
We have borrowed amounts under our five-year, unsecured multi-currency revolving credit facility (Credit Agreement) and under other agreements to fund our operations and our acquisition strategy. Our borrowing capacity under the Credit Agreement may decrease as a result of the impact that foreign exchange rate fluctuations could have on our foreign-denominated borrowings.
Pursuant to the Credit Agreement, we have a borrowing capacity of $400.0 million with an uncommitted, unsecured incremental borrowing facility of $150.0 million with a maturity date of December 14, 2023. In 2018, we also issued $10.0 million in senior notes under our Multi-Currency Note Purchase and Private Shelf Agreement with PGIM, Inc., an affiliate of Prudential (Note Purchase Agreement). We may also in the future obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:

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
In addition, the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) places certain limitations on the deductibility of interest expense as a percentage of adjusted taxable income. If interest rates or the level of our debt increase, to the extent that the associated interest expense exceeds the limitation established by the 2017 Tax Act, the amount of interest expense that we would not be able to deduct for income tax purposes, if significant, could adversely affect our financial results and cash flows.
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
Our Credit Agreement and the Note Purchase Agreement contain, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including restrictions on our ability (including the ability of our subsidiaries) to: incur additional indebtedness; pay dividends on, redeem, or repurchase our capital stock; make investments; create liens; sell assets; enter into transactions with affiliates; and consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries.
We are also required to meet specified financial covenants under the terms of our Credit Agreement and the Note Purchase Agreement. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control. Our failure to comply with any of these restrictions or covenants may result in an event of default under our Credit Agreement, the Note Purchase Agreement, our swap agreement and other loan and note obligations, which could permit acceleration of the debt under those instruments and require us to repay the debt before its scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required under our indebtedness. In

Kadant Inc.

addition, our inability to borrow funds under our Credit Agreement would have significant consequences for our business, including reducing funds available for acquisitions and other investments in our business; and impacting our ability to pay dividends and meet other financial obligations.
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

Our Credit Agreement has variable interest tied to the London Interbank Offered Rate (LIBOR) and we could become subject to higher interest rates if the replacement rate we agree on with our banks is higher.
Borrowings under our Credit Agreement use the LIBOR as a benchmark for establishing the interest rate for our LIBOR Loans, as defined in the Credit Agreement. LIBOR has been the subject of national, international and other regulatory guidance and proposals for reform. These reforms and other pressures will cause LIBOR to disappear entirely or to perform differently than in the past. We may need to amend the Credit Agreement and any other applicable financial or contractual obligations that use LIBOR, and we cannot predict what alternative index would be negotiated with our counterparties. We may incur additional expenses to amend such agreements to reference the alternative index, which may differ significantly from LIBOR. Accordingly, the use of an alternative index could result in increased costs, including increased interest expense on our Credit Agreement borrowings and increased borrowing costs in the future, and could adversely affect our available cash flow for general corporate requirements. At this time, we are unable to predict the effect of any such alternatives to LIBOR on our business, results of operations or financial condition.

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

Risks Related to Ownership of our Capital Stock

Our share price fluctuates and experiences price and volume volatility.
Stock markets in general and our common stock in particular experience significant price and volume volatility from time to time. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the volatility of orders, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:

–	changes in the assumptions used for revenue recognized over time;
–	fluctuations in revenues due to customer-initiated delays in product shipments;
–	failure of a customer to comply with an order's contractual obligations or inability of a customer to provide financial assurances of performance;
–	adverse changes in demand for and market acceptance of our products;
–	failure of our products to pass contractually agreed upon acceptance tests, which could delay or prohibit recognition of revenues under applicable accounting guidelines;
–	competitive pressures resulting in lower sales prices for our products;
–	adverse changes in the process industries we serve;
–	delays or problems in our introduction of new products or in the manufacture of our products;

Kadant Inc.

–	our competitors' announcements of new products, services, or technological innovations;
–	contractual liabilities incurred by us related to guarantees of our product performance;
–	increased costs of raw materials or supplies, including the cost of energy;
–	changes in the timing of product orders;
–	changes in the estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, or expenses;
–	the impact of acquisition accounting and the treatment of acquisition and restructuring costs as period costs;
–	fluctuations in our outstanding indebtedness and associated interest expense;
–	fluctuations in our effective tax rate;
–	the operating and share price performance of companies that investors consider to be comparable to us; and
–	changes in global financial markets and global economies and general market conditions.

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
The location and general character of our principal properties as of year-end 2020 are as follows:

Flow Control Segment
We own approximately 841,000 square feet and lease approximately 217,000 square feet, under leases expiring on various dates ranging from 2021 to 2028, of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2050 to 2062. Our principal engineering and manufacturing facilities are located in Valinhos, Brazil; Three Rivers, Michigan, United States; Anderson, South Carolina, United States; Auburn, Massachusetts, United States; Weesp, The Netherlands; Wuxi, China; Guadalajara, Mexico; Bury, England and Huskvarna, Sweden.

Industrial Processing Segment
We own approximately 1,296,000 square feet and lease approximately 149,000 square feet, under leases expiring on various dates ranging from 2021 to 2026, of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our building under a long-term lease, which expires in 2054. Also, in Sidney, British Columbia, Canada, we lease the land associated with our building under a long-term lease, which expires in 2032. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Lebanon, Ohio, United States; Sidney, British Columbia, Canada; Lohja, Finland; Surrey, British Columbia, Canada and Pell City, Alabama, United States.

Kadant Inc.

Material Handling Segment
We own approximately 31,000 square feet and lease approximately 639,000 square feet, under leases expiring on various dates ranging from 2021 to 2034. Our principal manufacturing and office space is located in Saltillo, Mississippi, United States; Georgsmarienhutte, Germany; Green Bay, Wisconsin, United States and Alfreton, England.

Corporate
We lease approximately 18,000 square feet in Westford, Massachusetts, United States, for our corporate headquarters under a lease expiring in 2026.

Item 3.    Legal Proceedings
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Common Stock
Our common stock trades on the New York Stock Exchange under the symbol "KAI." The closing market price on the New York Stock Exchange for our common stock on February 19, 2021 was $155.85 per share.

Holders of Common Stock
As of February 19, 2021, we had approximately 2,133 holders of record of our common stock. This does not include holdings in street or nominee name.

Issuer Purchases of Equity Securities
On May 13, 2020, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 13, 2020 to May 13, 2021.
We did not repurchase any shares of our common stock during 2020.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Kadant Inc., the Russell 3000 Index, and the Dow Jones U.S. Industrial Machinery TSM Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
1/2/16
12/31/16
12/30/17
12/29/18
12/28/19
1/2/21
Kadant Inc.
Russell 3000
Dow Jones U.S. Industrial Machinery TSM

	1/2/2016	12/31/2016	12/30/2017	12/29/2018	12/28/2019	1/2/2021
Kadant Inc.	100.00	153.13	254.10	207.19	273.00	367.47
Russell 3000	100.00	112.74	136.56	129.40	169.54	204.95
Dow Jones U.S. Industrial Machinery TSM	100.00	135.64	179.99	151.80	206.47	240.90

Kadant Inc.

Item 6.    Selected Financial Data
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes, and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the fiscal years 2020, 2019, and 2018 and the consolidated balance sheet data at fiscal year-end 2020 and 2019 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for fiscal years 2017 and 2016 and the consolidated balance sheet data at fiscal year-end 2018, 2017, and 2016 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

(In thousands, except per share amounts)	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
Statement of Income Data
Revenue (a)	$635,028	$704,644	$633,786	$515,033	$414,126
Operating Income	81,124	87,823	88,598	61,625	46,642
Net Income Attributable to Kadant (b)	55,196	52,068	60,413	31,092	32,077

Earnings per Share:
Basic	$4.81	$4.63	$5.45	$2.83	$2.95
Diluted	$4.77	$4.54	$5.30	$2.75	$2.88

Cash Dividends Declared per Common Share	$0.96	$0.92	$0.88	$0.84	$0.76

Balance Sheet Data
Working Capital	$155,132	$151,407	$123,772	$133,793	$118,437
Total Assets	927,571	939,387	725,749	761,094	470,691
Long-Term Obligations (c)	232,000	298,174	174,153	241,384	65,768
Stockholders' Equity	496,905	427,079	374,571	332,504	284,279
____________________
(a)Includes revenue of $1.6 million in 2020, $83.4 million in 2019, $64.6 million in 2018, and $69.4 million in 2017 from our acquisitions of Cogent Industrial Technologies Ltd. (Cogent) in 2020, SMH in 2019, and the forest products business of NII FPG Company (NII FPG) and Unaflex, LLC (Unaflex) in 2017.
(b)Includes pre-tax impairment costs of $1.9 million and pre-tax restructuring costs of $1.1 million in 2020; pre-tax impairment and restructuring costs of $2.5 million, pre-tax defined benefit plan settlement losses of $5.9 million, and a discrete tax benefit of $3.3 million in 2019; pre-tax restructuring costs of $1.7 million, pre-tax curtailment losses of $1.4 million and a discrete tax benefit of $3.2 million in 2018; and a discrete tax provision of $10.3 million in 2017.
(c)Includes additional borrowings related to the acquisitions of Cogent in 2020, SMH in 2019, and NII FPG and Unaflex in 2017.

Kadant Inc.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes set forth in Item 8, "Financial Statements and Supplementary Data." The following discussion also contains forward-looking statements, including the outlook for our business, that involve a number of risks and uncertainties. See Part I, "Forward-Looking Statements," for a discussion of the forward-looking statements contained below and Part I, Item 1A, "Risk Factors," for a discussion of certain risks that could cause our actual results to differ materially from the results anticipated in such forward-looking statements.

Overview
Company Background
We are a global supplier of high-value, critical components and engineered systems used in process industries worldwide. Our products, technologies, and services play an integral role in enhancing process efficiency, optimizing energy utilization, and maximizing productivity in resource-intensive industries.
We previously reported our financial results by combining operating entities into three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. During the first quarter of 2020, we changed our reportable operating segments to better align with our strategic initiatives to grow both organically and through acquisitions. See Note 12, Business Segment and Geographical Information, in the accompanying consolidated financial statements for further details regarding our segments. Our financial results are reported in three new reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of our wood processing and stock-preparation product lines (excluding our baling products); and the Material Handling segment consists of our conveying and screening, baling, and fiber-based product lines. Financial information for 2019 and 2018 has been recast to conform to the new segment presentation. A description of each segment is as follows:
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

Industry and Business Overview and the Impact of COVID-19
The ongoing COVID-19 pandemic has resulted in significant worldwide economic disruption and adversely affected our bookings and results of operations for a substantial part of 2020, primarily due to delayed or reduced spending by our customers, as well as customer-requested delays on certain capital projects and service work.
Consolidated bookings decreased $40 million, or 6%, to $648 million in 2020 compared with $688 million in 2019. Bookings decreased in all our segments in 2020 compared to 2019 as described below.
•Flow Control – Bookings decreased $13 million, or 5%, in 2020 compared with 2019 due primarily to a decrease in capital equipment bookings at our North American and, to a lesser extent, Chinese businesses, largely driven by reduced or delayed spending levels related to the impact of COVID-19. In addition, demand for parts and consumables products decreased principally at our North American operations primarily due to COVID-19-related downtimes and shutdowns, as well as visitation restrictions at many customer facilities during 2020.
•Industrial Processing – Bookings decreased $17 million, or 6%, in 2020 compared with 2019 primarily due to a 41% decrease in capital equipment bookings at our stock-preparation product line. Our stock-preparation business was impacted by customer-requested delays on large capital projects, reductions in capital equipment spending, and uncertainty in Asia surrounding our customers' response to China's recovered paper import restriction. Partially offsetting this decrease, was a 50% increase in capital equipment bookings at our wood processing business. This increase was fueled by a robust U.S. housing market and high demand for lumber, oriented strand board and plywood,

Kadant Inc.

which increased mill run rates resulting in higher capital investment by our customers at our North American business, largely in the second half of 2020. Additionally, our European wood processing business experienced a similar impact for capital equipment due to increased mill run rates. On a sequential basis, the Industrial Processing segment's capital equipment bookings more than doubled in the fourth quarter of 2020, driven by an increase in stock-preparation equipment orders. While bookings for our parts and consumables products at our Industrial Processing segment decreased slightly in 2020 compared with 2019, we experienced a 32% sequential increase in bookings in the fourth quarter of 2020 resulting from increased mill run rates, which benefited our North American wood processing business, and the ongoing recovery from the significant downturn experienced earlier in the year due to the impact of COVID-19.
•Material Handling – Bookings decreased $10 million, or 6%, in 2020 compared with 2019 led by a decline in demand for parts and consumables at our conveying and vibratory business due to reduced customer spending as a result of COVID-19 shutdowns and visitation restrictions. This decrease was partially offset by a slight increase in capital equipment bookings at our baler business, which was driven by strong demand in the fourth quarter of 2020.
While our business continues to be impacted by COVID-19, we experienced a 37% sequential increase in consolidated bookings in the fourth quarter of 2020 compared with the third quarter of 2020, with increases in both capital equipment and parts and consumables products, largely driven by our Industrial Processing segment. Improved bookings across all our segments in the fourth quarter of 2020 resulted in backlog of $193.0 million at year-end 2020, a 13% increase from backlog at year-end 2019.
In response to the ongoing COVID-19 pandemic, we continue to focus our efforts on:
•protecting the health and safety of our employees through precautionary measures, including working remotely when employees are not required to be physically present, social distancing, wearing face coverings, adding safety and hygiene protocols within our facilities, restricting travel and other safeguards;
•as a critical infrastructure company, serving the needs and expectations of our customers;
•working closely with our supply chain to minimize potential disruptions; and
•preserving our liquidity position.
To mitigate the adverse effects of the COVID-19 pandemic on our business, we managed our discretionary spending in such areas as capital expenditures and travel-related costs, utilized government employee retention assistance programs, and executed restructuring actions to reduce payroll-related costs at certain of our operations. During 2020, we received benefits from government employee retention assistance programs of $6.1 million. We do not expect to receive significant benefits from these programs in 2021. Our discretionary spending levels in 2021 will be dependent on the extent and timing of the recovery from the pandemic.
We generated $92.9 million in cash flows from operations during 2020. We believe that our existing cash balances, future cash generated from operations, and available borrowing capacity will be sufficient to satisfy our working capital needs, capital expenditures, dividends, debt repayments and other liquidity requirements associated with our existing operations. We do not have any mandatory principal payments on our long-term debt obligations until 2023.
We continue to evaluate the impact of the COVID-19 pandemic on our business and will take actions that are in the best interests of our employees, customers, and stakeholders or as mandated by governmental authorities. While our global presence and the diversity of our products have provided some stability, there is continued uncertainty regarding the impact of the COVID-19 pandemic on our results of operations, financial condition and cash flows. This impact will depend upon factors outside our control, including the trajectory and duration of the pandemic, the development, availability, and distribution of effective vaccines and treatments, the implementation of public safety measures, and the timing of recovery in the markets in which we operate. Accordingly, we cannot predict the extent of the impact that the COVID-19 pandemic may have on our business in 2021.
For more information on risks related to health epidemics to our business, including the COVID-19 pandemic, please see Part I, Item 1A, "Risk Factors."

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

Kadant Inc.

Acquisitions
We expect that a significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to pursue acquisition opportunities.
In June 2020, we made an acquisition in our Industrial Processing segment for approximately $6.9 million, net of cash acquired. In January 2019, we acquired SMH for $176.9 million, net of cash acquired. SMH, which is included in our Material Handling segment, is a leading provider of conveying and vibratory equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. See Note 2, Acquisitions, in the accompanying consolidated financial statements for further details.

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

Results of Operations

2020 Compared to 2019

Revenue
The following table presents changes in revenue by segment between 2020 and 2019, and those changes excluding the effect of foreign currency translation and an acquisition which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP (generally accepted accounting principles in the United States) measure.
Revenue by segment in 2020 and 2019 was as follows:

							(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	January 2, 2021	December 28, 2019	Total Decrease	% Change	Currency Translation	Acquisition	Decrease	% Change
Flow Control	$225,444	$250,339	$(24,895)	(10)%	$(2,822)	$—	$(22,073)	(9)%
Industrial Processing	261,577	301,948	(40,371)	(13)%	(326)	1,613	(41,658)	(14)%
Material Handling	148,007	152,357	(4,350)	(3)%	917	—	(5,267)	(3)%
Consolidated Revenue	$635,028	$704,644	$(69,616)	(10)%	$(2,231)	$1,613	$(68,998)	(10)%

Consolidated revenue and organic revenue declined 10% due to lower capital equipment revenue at our Industrial Processing and Flow Control segments and lower parts and consumables revenue at all our segments as described below.
Revenue at our Flow Control segment decreased 10% in 2020, while organic revenue declined 9%. Organic revenue was adversely impacted in 2020 by decreased demand for capital equipment principally at our North American operations due to reduced or delayed customer spending as a result of COVID-19 and due to relatively high demand in 2019. Organic revenue was also impacted by lower demand for parts and consumables products primarily at our North American operations due to COVID-19-related downtimes and shutdowns, as well as visitation restrictions at many customer facilities during 2020.
Revenue from our Industrial Processing segment decreased 13% in 2020, while organic revenue declined 14%. Organic revenue at our stock-preparation business experienced decreased demand for capital equipment at our Chinese operations due to reduced or delayed customer spending as a result of COVID-19 and uncertainty in Asia surrounding the response to China's recovered paper import restrictions. Additionally, organic revenue from capital equipment at our European operations and parts and consumables at our North American operations decreased due to reduced customer spending as a result of COVID-19. Organic revenue at our North American wood processing business was negatively impacted by reduced demand for capital equipment due to changes in certain end markets and, to a lesser extent, reduced spending as a result of COVID-19, offset in part by increased demand for parts and consumables products. Despite an overall decline in organic revenue at our

Kadant Inc.

North American wood processing operations, both parts and consumables products and capital equipment revenue strengthened in the second half of 2020, fueled by a robust U.S. housing market and high demand for lumber, OSB and plywood.
Revenue and organic revenue at our Material Handling segment decreased 3% in 2020. Revenue at our conveying and vibratory equipment business declined due to a reduction in customer spending for parts and consumables products primarily as a result of shutdowns and visitation restrictions related to COVID-19. This decline was largely offset by increased capital equipment revenue at our conveying and vibratory equipment business primarily due to a large order received in late 2019, which is expected to be completed in early 2021. Revenue from capital equipment at our baler business declined due to a weak European economy during a substantial portion of 2020, compounded by the effect of COVID-19. Despite the overall decline in 2020, demand for our balers improved significantly in the latter half of the year.

Gross Profit Margin
Gross profit margin by segment in 2020 and 2019 was as follows:

	January 2, 2021	December 28, 2019
Flow Control	52.9%	51.4%
Industrial Processing	41.3%	38.3%
Material Handling	33.7%	32.5%
Consolidated Gross Profit Margin	43.7%	41.7%

Consolidated gross profit margin increased in 2020 due to a greater proportion of higher-margin parts and consumables revenue and benefits received in 2020 from government employee retention assistance programs of $3.7 million, which increased consolidated gross profit margin in 2020 by 0.6 percentage point. In addition, the amortization of acquired profit in inventory of $3.5 million related to the SMH acquisition lowered consolidated gross profit margin in 2019 by 0.5 percentage point.
Gross profit margin at our Flow Control segment increased in 2020 due to a greater proportion of higher-margin parts and consumables revenue and improved margins on capital equipment revenue, as well as benefits received from government employee retention assistance programs.
Gross profit margin at our Industrial Processing segment increased in 2020 primarily due to a greater proportion of higher-margin parts and consumables revenue at our wood processing business, as well as benefits received from government employee retention assistance programs of $2.9 million, which improved the gross profit margin by 1.1 percentage point.
Gross profit margin at our Material Handling segment in 2019 was negatively affected by the amortization of acquired profit in inventory of $3.5 million, which lowered the gross profit margin in 2019 by 2.3 percentage points. The remaining 1.1 percentage point difference was primarily due to lower gross margins in 2020 on our capital equipment as a result of an unfavorable change in product mix.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses in 2020 and 2019 were as follows:

(In thousands, except percentages)	January 2, 2021	% of Revenue	December 28, 2019	% of Revenue	Decrease	% Change
Flow Control	$63,382	28%	$69,375	28%	$(5,993)	(9)%
Industrial Processing	57,702	22%	58,604	19%	(902)	(2)%
Material Handling	33,526	23%	36,235	24%	(2,709)	(7)%
Corporate	27,295	N/A	28,311	N/A	(1,016)	(4)%
Consolidated SG&A Expenses	$181,905	29%	$192,525	27%	$(10,620)	(6)%

Consolidated SG&A expenses as a percentage of revenue increased to 29% in 2020 compared with 27% in 2019 due to lower revenue in 2020. Consolidated SG&A expenses decreased $10.6 million in 2020 compared with 2019 due to reduced travel-related costs of $7.8 million, benefits received from government employee retention assistance programs of $2.2 million, and lower acquisition-related costs of $1.1 million.
SG&A expenses as a percentage of revenue at our Flow Control segment was 28% in both 2020 and 2019. SG&A expenses decreased $6.0 million in 2020 compared with 2019 due to reduced travel-related costs of $2.8 million, and lower payroll-related costs as a result of restructuring actions taken in 2020 and benefits received from government employee retention assistance programs.
SG&A expenses as a percentage of revenue at our Industrial Processing segment increased to 22% in 2020 compared with 19% in 2019 due to lower revenue in 2020. SG&A expenses decreased $0.9 million in 2020 compared with 2019 primarily

Kadant Inc.

due to reduced travel-related costs of $2.8 million and benefits received from government employee retention assistance programs of $1.4 million. These decreases were partially offset by higher legal and other professional service fees and SG&A expenses from an acquired business of $1.2 million, including acquisition-related costs of $0.7 million in 2020.
SG&A expenses as a percentage of revenue at our Material Handling segment decreased to 23% in 2020 compared with 24% in 2019. The 2020 period includes amortization of acquired backlog of $0.4 million, while the 2019 period includes amortization of acquired backlog of $1.3 million and other acquisition-related costs of $0.8 million associated with the acquisition of SMH.
SG&A expenses at Corporate decreased $1.0 million in 2020 compared with 2019 primarily due to lower travel-related costs and professional service fees.

Impairment and Restructuring Costs
Impairment charges of $1.9 million in 2020 relate to actions taken associated with the timber-harvesting product line included in our Industrial Processing segment as a result of the continued decline in revenue and operating results for this business. Given this decline, we performed a quantitative analysis of the recoverability of the related intangible assets using the current projected cash flows for this product line. Based on this analysis, we determined that the fair values of the related intangible assets were less than their carrying values resulting in impairment charges in the fourth quarter of 2020.
Restructuring costs were $1.1 million in 2020, which includes $0.6 million at our Flow Control segment, $0.3 million at our Industrial Processing segment, and $0.2 million at our Material Handling segment. These restructuring costs represent severance for 64 employees associated with a restructuring plan implemented in response to the slowdown in the global economy that was largely driven by the impact of COVID-19. We also reduced our workforce by 21 employees within our Industrial Processing segment with no associated severance costs. We expect annualized payroll-related savings as a result of these actions of approximately $4.6 million, including $2.7 million at our Flow Control segment, $1.5 million at our Industrial Processing segment, and $0.4 million at our Material Handling segment, which consist of approximately $2.1 million related to cost of sales and $2.5 million related to operating expenses.
Impairment and restructuring costs of $2.5 million in 2019 represent actions taken relating to our timber-harvesting product line. See Impairment and Restructuring Costs in the Discussion of Operations for 2019 Compared to 2018 for a discussion of the impairment charges and restructuring costs recorded in 2019.
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the heading Impairment of Long-Lived Assets, and Note 8, Restructuring Costs, in the accompanying consolidated financial statements for further details relating to impairment charges and restructuring costs recorded in 2020 and 2019.

Interest Expense
Interest expense decreased $5.3 million to $7.4 million in 2020 due to a lower weighted average interest rate and lower outstanding debt.

Other Expense, Net
Other expense, net consists of expense related to the non-service component of our pensions and other post-retirement benefit plans. In 2019, other expense, net included a loss of $5.9 million for the settlement of a defined benefit retirement plan obligation at one of our U.S. divisions and our corporate office (Retirement Plan).
See Note 3, Employee Benefit Plans, under the heading Pension and Other Post-Retirement Benefits Plans in the accompanying consolidated financial statements for further details.

Provision for Income Taxes
Our provision for income taxes increased to $17.9 million in 2020 from $16.4 million in 2019. The effective tax rate of 24% in 2020 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, and state taxes. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements, the net reversal of tax reserves associated with uncertain tax positions, and a tax benefit for the partial release of a valuation allowance. The effective tax rate of 24% in 2019 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and tax expense associated with Global Intangible Low-Tax Income (GILTI). This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements and a net tax benefit associated with foreign exchange losses.

Kadant Inc.

Net Income
Net income increased $3.2 million to $55.7 million in 2020 primarily due a $6.2 million decrease in other expense, net and a $5.3 million decrease in interest expense, offset in part by a $6.7 million decrease in operating income and a $1.6 million increase in provision for income taxes (see discussions above for further details).

2019 Compared to 2018

Revenue
The following table presents changes in revenue by segment between 2019 and 2018, and those changes excluding the effect of currency translation and an acquisition which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measures.

							(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	December 28, 2019	December 29, 2018	Total Increase (Decrease)	% Change	Currency Translation	Acquisition	Increase (Decrease)	% Change
Flow Control	$250,339	$247,966	$2,373	1%	$(7,061)	$—	$9,434	4%
Industrial Processing	301,948	314,229	(12,281)	(4)%	(8,622)	—	(3,659)	(1)%
Material Handling	152,357	71,591	80,766	113%	(2,924)	83,364	326	—%
Consolidated Revenue	$704,644	$633,786	$70,858	11%	$(18,607)	$83,364	$6,101	1%

Consolidated revenue in 2019 increased by 11%, largely due to an acquisition, offset in part by an unfavorable effect of currency translation. Organic revenue increased 1% primarily due to strong demand for our products at our Flow Control segment's North American operations.
Revenue from our Flow Control segment increased 1% in 2019, while organic revenue increased 4%. Organic revenue increased due to unusually high demand in 2019 for our capital equipment and for parts and consumables products at our North American operations.
Revenue from our Industrial Processing segment decreased 4% in 2019, while organic revenue declined 1%. Organic revenue at our stock-preparation business was negatively impacted by decreased demand for our capital equipment and, to a lesser extent, parts and consumables products at our Chinese operations due to uncertainty in Asia surrounding the response to China's recovered paper import restrictions. This decline was partially offset by increased demand for chemical pulping capital equipment at our North American operations and for stock preparation equipment and parts and consumables products at our European operations. Organic revenue at our North American wood processing business declined due to reduced demand for capital equipment, as many of our customers increased capacity and modernized facilities in 2018. In addition, a convergence of environmental conditions and related economic factors negatively affected our customers in the Pacific Northwest, and particularly impacted our timber-harvesting product line. This decline was offset in part by increased revenues from capital equipment orders at our European wood processing business.
Revenue from our Material Handling segment increased 113% in 2019, while organic revenue was relatively unchanged. The 2019 period included revenue from our SMH acquisition.

Gross Profit Margin
Gross profit margins for 2019 and 2018 were as follows:

	December 28, 2019	December 29, 2018
Flow Control	51.4%	50.8%
Industrial Processing	38.3%	40.1%
Material Handling	32.5%	36.8%
Consolidated Gross Profit Margin	41.7%	43.9%

Kadant Inc.

Consolidated gross profit margin decreased in 2019 largely due to the lower gross margin profile of our SMH acquisition and $3.5 million of amortization of acquired profit in inventory that lowered our consolidated gross profit margin by 0.5 percentage point.
Gross profit margin at our Flow Control segment increased in 2019 due to improved margins on parts and consumables revenue.
Gross profit margin at our Industrial Processing segment decreased in 2019 primarily due to lower margins on capital equipment at our stock-preparation business.
Gross profit margin at our Material Handling segment in 2019 was negatively impacted by the lower gross profit margin profile of our SMH acquisition, including the amortization of acquired profit in inventory of $3.5 million that lowered the gross profit margin in 2019 by 2.3 percentage points.

Selling, General, and Administrative Expenses
SG&A expenses for 2019 and 2018 were as follows:

(In thousands)	December 28, 2019	% of Revenue	December 29, 2018	% of Revenue	Increase (Decrease)	% Change
Flow Control	$69,375	28%	$68,968	28%	$407	1%
Industrial Processing	58,604	19%	62,420	20%	(3,816)	(6)%
Material Handling	36,235	24%	16,495	23%	19,740	120%
Corporate	28,311	N/A	29,531	N/A	(1,220)	(4)%
Consolidated SG&A Expenses	$192,525	27%	$177,414	28%	$15,111	9%

Consolidated SG&A expenses as a percentage of revenue decreased to 27% in 2019 compared with 28% in 2018 due to the lower SG&A as a percentage of revenue profile of our SMH acquisition. Excluding SG&A for SMH and the favorable effect of foreign currency translation of $4.7 million, consolidated SG&A expenses were essentially unchanged in 2019 compared with 2018.
SG&A expenses as a percentage of revenue at our Flow Control segment was unchanged at 28% in 2019 and 2018. SG&A expenses increased in 2019 compared with 2018 primarily due to increased selling-related expense, offset in part by a favorable effect of foreign currency translation of $2.0 million.
SG&A expenses as a percentage of revenue at our Industrial Processing segment decreased to 19% in 2019 compared with 20% in 2018 due to lower selling expenses. SG&A expenses decreased in 2019 compared with 2018 primarily due to a favorable effect of foreign currency translation of $2.0 million and decreased selling expense at our wood processing operations.
SG&A expenses as a percentage of revenue at our Material Handling segment increased to 24% in 2019 compared with 23% in 2018. The increase in SG&A expenses of $19.7 million in 2019 was largely due to the SMH acquisition, including amortization of acquired backlog of $1.3 million and other acquisition-related costs of $0.8 million.
SG&A expenses at Corporate decreased in 2019 compared with 2018 primarily due to $1.3 million of acquisition costs that were incurred in 2018 related to our SMH acquisition.

Impairment and Restructuring Costs
Impairment and restructuring costs of $2.5 million in 2019 relate to actions taken associated with the timber-harvesting product line included in our Industrial Processing segment. During 2019, revenue and operating results declined significantly for our timber-harvesting product line. Given this decline, we performed a quantitative analysis of the recoverability of the related intangible assets using the current projected cash flows for this product line. Based on this analysis, we determined that the fair values of certain of the related intangible assets were less than their carrying values and, as a result, recorded impairment charges totaling $2.3 million in the fourth quarter of 2019. These impairment charges consisted of $1.6 million for a definite-lived product technology and $0.7 million for an indefinite-lived tradename. We also incurred severance costs of $0.2 million for six employees in Canada associated with a restructuring plan for the timber-harvesting product line in 2019.
Restructuring costs of $1.7 million in 2018 related to the integration of our Industrial Processing segment's U.S. and Swedish stock-preparation businesses into a newly constructed manufacturing facility in the United States to achieve economies of scale and greater efficiencies. The restructuring charges included $1.3 million for the relocation of machinery and equipment and administrative offices and $0.4 million primarily associated with employee retention costs and abandonment of excess facility and other closure costs.
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the heading Impairment of Long-Lived Assets, and Note 8, Restructuring Costs, in the accompanying consolidated financial statements for further details relating to impairment charges and restructuring costs recorded in 2019 and 2018.

Kadant Inc.

Interest Expense
Interest expense increased $5.7 million to $12.8 million in 2019 primarily due to interest expense on the additional borrowings related to our SMH acquisition.

Other Expense, Net
Other expense, net consists of expense related to the non-service component of our pensions and other post-retirement benefit plans. In 2019, other expense, net included a loss of $5.9 million for the settlement of a Retirement Plan obligation. In 2018, other expense, net included a curtailment loss of $1.4 million related to the freeze and termination of a Retirement Plan and a restoration plan for certain executive officers. See Note 3, Employee Benefit Plans, under the heading Pension and Other Post-Retirement Benefits Plans, in the accompanying consolidated financial statements for further details.

Provision for Income Taxes
Our provision for income taxes was $16.4 million in 2019 and $18.5 million in 2018. The effective tax rate of 24% in 2019 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and tax expense associated with GILTI. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements and a net tax benefit associated with foreign exchange losses. The effective tax rate of 23% in 2018 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings and tax expense associated with GILTI. This incremental tax expense was offset in part by a decrease in tax related to the reversal of tax reserves associated with uncertain tax positions and the net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income decreased $8.5 million to $52.6 million in 2019 primarily due to a $5.7 million increase in interest expense, a $3.9 million increase in other expense, net, and a $0.8 million decrease in operating income, offset in part by a $2.1 million decrease in provision for income taxes (see discussions above for further details).

Liquidity and Capital Resources
Consolidated working capital was $155.1 million at January 2, 2021, compared with $151.4 million at December 28, 2019. Included in working capital were cash and cash equivalents of $65.7 million at January 2, 2021, compared with $66.8 million at December 28, 2019. Cash and cash equivalents held by our foreign subsidiaries was $63.6 million at January 2, 2021 compared with $58.9 million at December 28, 2019.

Cash Flows

2020 and 2019
Cash flow information for 2020 and 2019 was as follows:

(In thousands)	January 2, 2021	December 28, 2019
Net Cash Provided by Operating Activities	$92,884	$97,413
Net Cash Used in Investing Activities	(14,545)	(187,357)
Net Cash (Used in) Provided by Financing Activities	(84,556)	112,450
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	4,584	(350)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(1,633)	$22,156

Operating Activities
Cash provided by operating activities was $92.9 million in 2020 and $97.4 million in 2019. Our operating cash flows are primarily from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations. The change in cash provided by operating activities was primarily driven by cash earnings offset by changes in working capital.
Cash used for working capital was $2.6 million in 2020 and cash provided by working capital was $2.0 million in 2019. Cash used for working capital in 2020 included cash used of $15.6 million for accounts payable primarily due to reduced spending levels in 2020 for capital equipment projects at a number of our subsidiaries, offset in part by cash provided of $13.2 million due to a reduction in unbilled revenue and accounts receivable primarily as a result of lower capital equipment revenue in 2020. Cash provided by working capital in 2019 included cash provided of $9.1 million from accounts receivable and unbilled revenue due to a number of capital equipment projects that were either in process or completed and shipped in the

Kadant Inc.

second half of 2018, and $7.4 million from accounts payable. These increases in cash provided were offset in part by cash used of $5.6 million for other current assets primarily related to refundable income taxes.

Investing Activities
Cash used in investing activities was $14.5 million in 2020 and $187.4 million in 2019. Cash used for acquisitions was $7.1 million in 2020 and $177.8 million in 2019, including $176.9 million for the acquisition of SMH.

Financing Activities
Cash used in financing activities was $84.6 million in 2020 and cash provided by financing activities was $112.5 million in 2019. Repayment of short- and long-term obligations was $99.5 million in 2020 and $126.3 million in 2019. Repayment in 2020 included an $18.9 million prepayment of the outstanding principal balance on our commercial real estate loan (Real Estate Loan) using U.S. borrowings under our revolving credit facility. Repayment in 2019 included $71.1 million of cash repatriated from Europe that was used to repay U.S. borrowings under our revolving credit facility. Proceeds from issuance of long-term obligations were $26.0 million from U.S.-denominated borrowings under our revolving credit facility in 2020, including amounts used to prepay our Real Estate Loan. Proceeds from issuance of long-term obligations in 2019 were $247.2 million, including $179.3 million of U.S.-denominated borrowings for the acquisition of SMH and $56.1 million of euro-denominated borrowings to partially fund cash repatriated from Europe.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $4.6 million exchange rate effect on cash, cash equivalents, and restricted cash in 2020 primarily relates to the weakening of the U.S. dollar against the euro and Chinese renminbi.

2018
A detailed discussion of cash flows for 2018 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC.

Debt Obligations
We have borrowing capacity of over $400 million, of which $181.9 million was available to borrow as of January 2, 2021 under our Credit Agreement, along with an additional uncommitted, unsecured incremental borrowing facility of $150 million. In addition, under our uncommitted Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement), we may issue up to an additional $115 million of senior promissory notes. Under these agreements, our leverage ratio, as defined, must be less than 3.75. As of January 2, 2021, our consolidated leverage ratio was 1.61 and we were in compliance with our debt covenants. We do not have any mandatory principal payments on our long-term debt obligations until 2023. See Note 6, Long-Term Obligations, in the accompanying consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 13, 2020, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 13, 2020 to May 13, 2021. We have not repurchased any shares of our common stock under this authorization or under the previous authorization, which expired on May 15, 2020.
We paid cash dividends of $10.9 million in 2020. On February 4, 2021, we paid a quarterly cash dividend of $0.24 per share totaling $2.8 million. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.
We plan to make expenditures of approximately $14 to $15 million during 2021 for property, plant, and equipment.
As of January 2, 2021, we had approximately $293.7 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $271.6 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. For 2020, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely reinvested foreign earnings to the United States would be approximately $6.0 million.
In the future, our liquidity position will be affected by the level of cash flows from operations, cash paid to service our debt obligations, acquisitions, capital projects, dividends, and stock repurchases. We believe that our existing resources, together with the borrowings available under our revolving credit facility and available through our Note Purchase Agreement,

Kadant Inc.

and the cash we expect to generate from operations, will be sufficient to meet the capital requirements of our operations for the foreseeable future.

Contractual Obligations and Other Commercial Commitments
The following table summarizes our known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts at year-end 2020, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 3, 5, 6, 7, and 9 in the accompanying consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Contractual Obligations and Other Commitments: (a)
Letters of credit and bank guarantees (b)	$14.4	$4.2	$—	$—	$18.6
Retirement obligations on balance sheet	0.3	0.6	0.9	2.7	4.5
Long-term debt obligations	—	219.6	3.4	5.0	228.0
Finance lease obligations	0.9	0.7	—	—	1.6
Sales-leaseback financing arrangement (c)	0.5	1.7	—	—	2.2
Operating lease obligations	4.4	6.3	4.4	11.5	26.6
Purchase obligations	0.5	1.3	—	—	1.8
U.S. transition tax, net of available foreign tax credits	—	0.8	1.9	—	2.7
Interest (d)	3.9	7.8	0.7	0.5	12.9
Total (e)	$24.9	$243.0	$11.3	$19.7	$298.9
_________________________________
(a)We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this table.
(b)Principally relates to performance obligations and customer deposit guarantees required by certain of our sales contracts in which we provide these financial instruments to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee our warranty and performance obligations under the contract. These standby letters of credit and bank guarantees typically expire without being drawn by the beneficiary.
(c)Excludes a liability of $1.6 million related to a net fixed price purchase option exercisable in 2022.
(d)Assumes interest rates remain unchanged from rates at year-end 2020.
(e)Excludes a liability for unrecognized tax benefits and an accrual for the related interest and penalties totaling $9.9 million. Due to the uncertain nature of these income tax matters, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the appropriate taxing authorities will occur.

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

Application of Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Our actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are defined as those that entail significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. For a discussion on the application of these and other accounting policies, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, in

Kadant Inc.

the accompanying consolidated financial statements. We believe that our most critical accounting policies upon which our financial position depends, and which involve the most complex or subjective decisions or assessments, are those described below.

Income Taxes
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
We compute our provision for income taxes using the asset and liability method, and we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for tax loss or credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates that are expected to apply to taxable income in the years in which we expect to realize those deferred tax assets and liabilities. We estimate the degree to which our deferred tax assets on deductible temporary differences and tax loss or credit carryforwards will result in an income tax benefit based on the expected profitability by tax jurisdiction, and we provide a valuation allowance for these deferred tax assets if it is more likely than not that they will not be realized in the future. If it were to become more likely than not that these deferred tax assets would be realized, we would reverse the related valuation allowance. Our tax valuation allowance was $9.6 million at year-end 2020. Should our actual future taxable income by tax jurisdiction vary from our estimates, additional valuation allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. At year-end 2020, we continued to maintain a valuation allowance in the United States against certain of our state operating loss carryforwards due to the uncertainty of future profitability in these state jurisdictions in the United States, and we maintained valuation allowances in certain foreign jurisdictions because of the uncertainty of future profitability.
In the ordinary course of business there are inherent uncertainties and judgements required in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. On a quarterly basis, we evaluate our uncertain tax positions against various factors, including changes in facts or circumstances, tax laws, or the status of audits by tax authorities. We believe that we have appropriately accounted for any liability for unrecognized tax benefits, and at year-end 2020, our liability for these unrecognized tax benefits, including an accrual for the related interest and penalties, totaled $9.9 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
We intend to repatriate the distributable reserves of select foreign subsidiaries back to the United States and, during 2020, we recorded $0.7 million of net tax expense associated with these foreign earnings that we plan to repatriate in 2021. Except for these select foreign subsidiaries, we intend to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations, including the repayment of our foreign debt.

Revenue Recognition
Over 85% of our revenue is recognized at a point in time following the transfer of control of the goods or service to the customer, primarily relating to our products that require minimal customization for the customer. The remaining portion of our revenue is recognized on an over time basis using an input method that compares the costs incurred to date to the total expected costs required to satisfy the performance obligation. Most revenue recognized on an over time basis is for large capital products that are highly customized for the customer and, as a result, would include significant cost to rework in the event of cancellation. The over time basis of accounting requires significant judgment in determining applicable contract costs and the corresponding revenue to be recognized, which could be different if there were to be changes to the circumstances of the contract. When adjustments to revenue and costs are required, the adjustments are included in earnings in the period of the change. Judgment is also required for contracts involving variable consideration and multiple performance obligations. Our contracts covering the sale of our products include warranty provisions that provide assurance to our customers that the products will comply with agreed-upon specifications. We accrue warranty costs in the period in which the related revenue is

Kadant Inc.

recognized based on historical occurrence rates and related repair costs, as well as specific warranty issues outside our typical experience. Should these factors differ from our estimates, revisions to the warranty liability would be required.

Valuation of Goodwill and Intangible Assets
We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination, including the determination of the fair value of intangible assets acquired, which represents a significant portion of the purchase price in many of our acquisitions. We estimate the fair value of intangible assets primarily based on projections of discounted cash flows which we expect to arise from identifiable intangible assets of acquired businesses. The determination of the allocation of the purchase price to the fair value of intangible assets acquired requires significant judgment as does the determination as to whether such intangibles are amortizable or non-amortizable and, if amortizable, the amortization period of the intangible asset.
We evaluate the recoverability of goodwill and indefinite-lived intangible assets as of the end of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Estimates of discounted future cash flows arising from intangible assets acquired require assumptions related to revenue and operating income growth rates, discount rates, and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill and indefinite-lived intangible assets for impairment. At year-end 2020, we performed a qualitative impairment analysis (Step 0) for our reporting units, except our material handing reporting unit, and determined that the related goodwill and indefinite-lived intangible assets were not impaired. For our material handling reporting unit, we performed a quantitative impairment analysis (Step 1) and determined that the related goodwill's fair value exceeded its carrying value by 15% and was not impaired and the indefinite-lived intangible assets were not impaired. At year-end 2019, we performed a qualitative impairment analysis (Step 0) for all our reporting units and determined that the related goodwill and indefinite-lived intangible assets were not impaired, except for the impairment of the indefinite-lived tradename associated with our timber-harvesting product line which was $0.7 million. Goodwill totaled $351.8 million and indefinite-lived intangible assets totaled $24.4 million at January 2, 2021.
Definite-lived intangible assets are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. No indicators of impairment were identified in 2020 and 2019, except for the impairment of certain definite-lived intangible assets associated with the timber-harvesting product line within our Industrial Processing segment, which totaled $1.9 million in 2020 and $1.6 million in 2019. Definitive-lived assets were $136.5 million at January 2, 2021.
A material adverse change in the business climate including a prolonged economic downturn and weakness in demand for our products could negatively affect the revenue and profitability assumptions used in our assessment of goodwill and intangible assets, which may result in impairment charges. Any future impairment charges could have a material adverse effect on our results of operations in the period in which an impairment is determined to exist.
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the heading Impairment of Long-Lived Assets, in the accompanying consolidated financial statements for further details regarding impairment costs recorded in 2020 and 2019.

Inventories
We value our inventory at the lower of the actual cost (on a first-in, first-out; or weighted average basis) or net realizable value and include materials, labor, and manufacturing overhead. The valuation of inventory requires us to make judgments, based on currently available information, about the forecasted usage of and demand for each particular product or product line. Assumptions about future dispositions of inventory are inherently uncertain and, although we make every effort to ensure the accuracy of our forecasts of future product usage and demand, any changes in those assumptions may result in a write-down of inventory in the period in which inventory is deemed excess or obsolete, which could adversely affect our results of operations.

Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the headings Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted, in the accompanying consolidated financial statements for further details.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We enter into swap agreements to hedge a portion of our exposure to variable rate long-term debt.

Kadant Inc.

Additionally, we use short-term forward contracts to manage certain exposures to foreign currencies. We enter into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. We do not engage in extensive foreign currency hedging activities. However, when we do enter into foreign currency hedging activities, the purpose is to protect our functional currency cash flows related to these commitments from fluctuations in foreign exchange rates. Our forward currency-exchange contracts hedge transactions primarily denominated in U.S. dollars, Canadian dollars, and euros. Gains and losses arising from forward contracts are recognized as offsets to gains and losses resulting from the transactions being hedged. We do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Interest Rates
Our exposure to changes in interest rates relates primarily to our long-term debt. Our borrowings under the Credit Agreement of $218.0 million at year-end 2020 and $265.4 million at year-end 2019 bear variable rates of interest, which adjust frequently based on prevailing market rates. Assuming year-end borrowing levels, a 10% increase in interest rates on our variable-rate debt would have increased our annual pre-tax interest expense by an immaterial amount in 2020 and $0.4 million in 2019. A portion of our outstanding variable-rate debt at year-end 2020 and 2019 was hedged with swap agreements sensitive to changes in the three-month LIBOR forward curve. A 10% decrease in the three-month LIBOR forward curve would have increased our unrealized loss by immaterial amounts in both 2020 and 2019.

Currency Exchange Rates
We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi, Brazilian reals, and Swedish krona. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "accumulated other comprehensive items" component of stockholders' equity. A 10% decrease in functional currencies relative to the U.S. dollar, would have resulted in a reduction in stockholders' equity of $34.4 million at year-end 2020 and $27.5 million at year-end 2019.
At year-end 2020, we had $45.6 million of euro-denominated borrowings and $4.4 million of Canadian dollar-denominated borrowings outstanding. The translation of our foreign-denominated debt impacts our borrowing capacity available under our Credit Agreement, which is calculated in U.S. dollars. A 10% negative movement in the euro and Canadian dollar foreign exchange rates against the U.S. dollar would have decreased our borrowing capacity by approximately $5.0 million at year-end 2020.
The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts. A 10% adverse change in year-end 2020 and year-end 2019 foreign currency exchange rates related to our foreign currency exchange contracts would have resulted in an increase in unrealized losses of $0.2 million in 2020 and $0.8 million in 2019, which would have been largely offset by the corresponding change in the fair value of the underlying hedged items.

Item 8.    Financial Statements and Supplementary Data
This data is submitted as a separate section to this report and incorporated herein by reference. See Item 15, "Exhibits and Financial Statement Schedules."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at year-end 2020. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial

Kadant Inc.

officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures at year-end 2020, our Chief Executive Officer and Chief Financial Officer concluded that at year-end 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting at year-end 2020. In making this assessment, our management used the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that at year-end 2020 our internal control over financial reporting was effective based on the criteria issued by COSO.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Information about our Directors
This information will be included under the heading "Election of Directors" in our 2021 proxy statement for our 2021 Annual Meeting of Shareholders and is incorporated in this report by reference, except for the information concerning executive officers, which is included under the heading "Information about our Executive Officers" in Item 1 of Part I of this report.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required under Item 405 of Regulation S-K will be included under the heading "Stock Ownership–Delinquent Section 16(a) Reports" in our 2021 proxy statement and is incorporated in this report by reference.

Corporate Governance
The information required under Items 406 and 407 of Regulation S-K will be included under the heading "Corporate Governance" in our 2021 proxy statement and is incorporated in this report by reference.

Item 11.    Executive Compensation
This information will be included under the headings "Executive Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," and "Compensation Discussion and Analysis" in our 2021 proxy statement and is incorporated in this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information concerning equity compensation plans, this information will be included under the heading "Stock Ownership" in our 2021 proxy statement and is incorporated in this Report by reference.

Kadant Inc.

The following table provides information about the securities authorized for issuance under our equity compensation plans at year-end 2020:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	147,578	(a)	$24.44	(b)	465,457	(c)
Equity compensation plans not approved by security holders	—		$—		—
Total	147,578	(a)	$24.44	(b)	465,457	(c)
__________________________________
(a)Consists of 27,225 shares of our common stock to be issued upon exercise of outstanding options under our Amended and Restated 2006 Equity Compensation Plan, as amended (the 2006 Plan), and 120,353 shares of our common stock issuable upon the vesting of restricted stock units and performance-based restricted stock units under the 2006 Plan.
(b)Consists of the weighted average exercise price of the 27,225 stock options outstanding on January 2, 2021. The 120,353 shares of restricted stock units and performance-based restricted stock units outstanding on January 2, 2021 had a weighted average grant date fair value of $92.42.
(c)Includes an aggregate of 101,873 shares of common stock issuable under our employees' stock purchase plan in connection with current and future offering periods under the plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
This information will be included under the heading "Corporate Governance" in our 2021 proxy statement and is incorporated in this report by reference.

Item 14.    Principal Accountant Fees and Services
This information will be included under the heading "Independent Registered Public Accounting Firm" in our 2021 proxy statement and is incorporated in this report by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)Consolidated Financial Statements (see Index on Page F-1 of this report):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Comprehensive Income
Consolidated Statement of Cash Flows
Consolidated Statement of Stockholders' Equity
Notes to Consolidated Financial Statements

(2)All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(3)Exhibits filed herewith or incorporated in this report by reference are set forth in the Exhibit Index beginning on page 40. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Kadant Inc.

(b)    Exhibits
Exhibit Index

Exhibit Number	Description of Exhibit

2.1
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

4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2019 [File No. 001-11406] and incorporated in this document by reference).

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

10.7*
Summary of non-employee director compensation of the Registrant (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 [File No. 001-11406] and incorporated in this document by reference).

10.8*
Transition and Executive Chairman Agreement between the Registrant and Jonathan W. Painter dated February 13, 2019 (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 [File No. 001-11406] and incorporated in this document by reference).

Kadant Inc.

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

Kadant Inc.

Exhibit Index
Exhibit Number	Description of Exhibit

10.19
Second Amendment, dated as of December 14, 2018, to the Amended and Restated Credit Agreement dated as of March 1, 2017 by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2018 [File No. 001-11406] and incorporated in this document by reference).

10.20
Third Amendment, dated as of March 16, 2020, to the Amended and Restated Credit Agreement dated as of March 1, 2017 by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 [File No. 001-11406] and incorporated in this document by reference).

10.21
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

10.25
Swap Confirmation dated May 16, 2018 between the Registrant and Citizens Bank, National Association (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 [File No. 001-11406] filed with the Commission on August 8, 2018 and incorporated in this document by reference).

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signatures page to the Annual Report on Form 10-K).

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Kadant Inc.

Exhibit Index
Exhibit Number	Description of Exhibit

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.
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

KADANT INC.

Date: March 2, 2021	By:	/s/ Jeffrey L. Powell
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 2, 2021.

	Signature	Title

By:	/s/ Jeffrey L. Powell	Chief Executive Officer, President and Director
	Jeffrey L. Powell	(Principal Executive Officer)

By:	/s/ Michael J. McKenney	Executive Vice President and Chief Financial Officer
	Michael J. McKenney	(Principal Financial Officer)

By:	/s/ Deborah S. Selwood	Senior Vice President and Chief Accounting Officer
	Deborah S. Selwood	(Principal Accounting Officer)

By:	/s/ Jonathan W. Painter	Director and Chairman of the Board
Jonathan W. Painter

By:	/s/ John M. Albertine	Director
John M. Albertine

By:	/s/ Thomas C. Leonard	Director
Thomas C. Leonard

By:	/s/ Erin L Russell	Director
Erin L. Russell

By:	/s/ William P. Tully	Director
William P. Tully

Kadant Inc.
Annual Report on Form 10-K
Index to Consolidated Financial Statements and Schedule

    The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kadant Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kadant Inc. and subsidiaries (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years in the three-year period ended January 2, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 2, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Report of Independent Registered Public Accounting Firm (continued)

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of uncertain tax positions
As discussed in Note 1 to the consolidated financial statements, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As disclosed in Note 5 to the consolidated financial statements, the Company has recognized uncertain tax positions amounting to $8,337,000 as of January 2, 2021. The Company’s tax positions are subject to audit by local taxing authorities across multiple global jurisdictions. Tax law can be complex and tax audits can take an extended period of time to resolve, and accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.
We identified the assessment of uncertain tax positions as a critical audit matter. Complex auditor judgment, including specialized skills and knowledge, was required in evaluating the Company’s interpretation of, and compliance with, tax law globally and the estimate of the amount of tax benefits expected to be realized.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to assess uncertain tax positions. This included controls related to the identification of uncertain tax positions, interpretation of tax law and its application in the liability estimation process. We involved domestic and international tax professionals with specialized skills and knowledge, who assisted in:
•assessing tax positions for compliance with applicable laws and regulations
•evaluating the Company’s uncertain tax positions by developing independent expectations of the uncertain tax positions using independent assumptions and comparing them to the Company’s estimates
•assessing the expiration of statutes of limitations with applicable laws and regulations.

/s/ KPMG LLP
We have served as the Company's auditor since 2012.
Boston, Massachusetts
March 2, 2021

Kadant Inc.	2020 Financial Statements
Consolidated Balance Sheet

(In thousands, except share and per share amounts)	January 2, 2021	December 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$65,682	$66,786
Restricted cash	958	1,487
Accounts receivable, net of allowances of $2,977 and $2,698	91,540	95,740
Inventories	106,814	102,715
Unbilled revenue	7,576	13,162
Other current assets	17,250	17,686
Total Current Assets	289,820	297,576
Property, Plant, and Equipment, Net	84,642	86,032
Other Assets	40,391	45,851
Intangible Assets, Net (Notes 1 and 2)	160,965	173,896
Goodwill (Notes 1 and 2)	351,753	336,032
Total Assets	$927,571	$939,387

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$1,474	$2,851
Accounts payable	32,264	45,852
Accrued payroll and employee benefits	31,168	31,968
Customer deposits	29,433	24,012
Advanced billings	8,513	11,280
Other current liabilities	31,836	30,206
Total Current Liabilities	134,688	146,169
Long-Term Obligations (Note 6)	232,000	298,174
Long-Term Deferred Income Taxes (Note 5)	21,669	19,736
Other Long-Term Liabilities	42,309	48,229

Commitments and Contingencies (Note 7)

Stockholders' Equity (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	110,824	106,698
Retained earnings	479,400	435,249
Treasury stock at cost, 3,081,919 and 3,214,888 shares	(75,519)	(78,778)
Accumulated other comprehensive items (Note 14)	(19,492)	(37,620)
Total Kadant Stockholders' Equity	495,359	425,695
Noncontrolling interest	1,546	1,384
Total Stockholders' Equity	496,905	427,079
Total Liabilities and Stockholders' Equity	$927,571	$939,387

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2020 Financial Statements
Consolidated Statement of Income

(In thousands, except per share amounts)	January 2, 2021	December 28, 2019	December 29, 2018
Revenue (Notes 1 and 12)	$635,028	$704,644	$633,786

Costs and Operating Expenses:
Cost of revenue	357,722	410,884	355,505
Selling, general, and administrative expenses	181,905	192,525	177,414
Research and development expenses	11,298	10,884	10,552
Impairment and restructuring costs (Notes 1 and 8)	2,979	2,528	1,717
	553,904	616,821	545,188
Operating Income	81,124	87,823	88,598
Interest Income	181	213	379
Interest Expense	(7,423)	(12,755)	(7,032)
Other Expense, Net (Note 3)	(195)	(6,359)	(2,417)
Income Before Provision for Income Taxes	73,687	68,922	79,528
Provision for Income Taxes (Note 5)	17,948	16,358	18,482
Net Income	55,739	52,564	61,046
Net Income Attributable to Noncontrolling Interest	(543)	(496)	(633)
Net Income Attributable to Kadant	$55,196	$52,068	$60,413

Earnings per Share Attributable to Kadant (Note 13)
Basic	$4.81	$4.63	$5.45
Diluted	$4.77	$4.54	$5.30

Weighted Average Shares (Note 13)
Basic	11,482	11,235	11,086
Diluted	11,564	11,457	11,400

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2020 Financial Statements
Consolidated Statement of Comprehensive Income

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Net Income	$55,739	$52,564	$61,046
Other Comprehensive Items:
Foreign currency translation adjustment	18,395	(1,392)	(17,381)
Pension and other post-retirement liability adjustments, net (net of tax of $78, $(137), and $412)	180	(282)	1,248
Effect of pension and other post-retirement plan amendments (net of tax of $351)	—	—	(1,087)
Effect of pension and other post-retirement plan curtailments (net of tax of $1,183)	—	—	3,679
Effect of pension and other post-retirement settlement and curtailment losses (net of tax of $0, $(653), and $347)	(119)	3,826	1,078
Deferred loss on cash flow hedges (net of tax of $(57), $(143), and $(93))	(184)	(447)	(276)
Other Comprehensive Items	18,272	1,705	(12,739)
Comprehensive Income	74,011	54,269	48,307
Comprehensive Income Attributable to Noncontrolling Interest	(687)	(445)	(555)
Comprehensive Income Attributable to Kadant	$73,324	$53,824	$47,752

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2020 Financial Statements
Consolidated Statement of Cash Flows

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Operating Activities
Net income attributable to Kadant	$55,196	$52,068	$60,413
Net income attributable to noncontrolling interest	543	496	633
Net income	55,739	52,564	61,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,334	32,390	23,568
Stock-based compensation expense	6,776	6,815	7,027
Provision for losses on accounts receivable	356	114	355
(Gain) loss on sale of property, plant, and equipment	(8)	(79)	110
U.S. benefit plans settlement and curtailment losses	—	5,887	1,425
Impairment charges (Note 1)	1,861	2,336	—
Deferred income tax provision (benefit)	142	(2,491)	(4,240)
Other items, net	(677)	(2,097)	1,310
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,116	6,553	(7,016)
Unbilled revenue	6,073	2,559	(11,350)
Inventories	(89)	(3,076)	(6,577)
Other current assets	1,221	(5,618)	3,820
Accounts payable	(15,620)	7,358	5,419
Other current liabilities	(1,340)	(5,802)	(11,912)
Net cash provided by operating activities	92,884	97,413	62,985

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(7,095)	(177,798)	—
Purchases of property, plant, and equipment	(7,595)	(9,957)	(16,559)
Proceeds from sale of property, plant, and equipment	145	398	195
Net cash used in investing activities	(14,545)	(187,357)	(16,364)

Financing Activities
Proceeds from issuance of long-term obligations	26,000	247,196	50,055
Repayment of short- and long-term obligations	(99,547)	(126,315)	(110,094)
Dividends paid	(10,903)	(10,196)	(9,644)
Proceeds from issuance of Company common stock	3,207	5,176	813
Tax withholding payments related to stock-based compensation	(2,599)	(2,691)	(3,886)
Dividend paid to noncontrolling interest	(525)	(664)	(465)
Other financing activities	(189)	(56)	(934)
Net cash (used in) provided by financing activities	(84,556)	112,450	(74,155)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	4,584	(350)	(3,195)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(1,633)	22,156	(30,729)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	68,273	46,117	76,846
Cash, Cash Equivalents, and Restricted Cash at End of Year	$66,640	$68,273	$46,117
See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2020 Financial Statements
Consolidated Statement of Stockholders' Equity

			Capital in Excess of Par Value	Retained Earnings			Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
(In thousands, except share and per share amounts)	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at December 30, 2017	14,624,159	$146	$103,221	$342,893	3,613,838	$(88,554)	$(26,715)	$1,513	$332,504
Net income	—	—	—	60,413	—	—	—	633	61,046
Adoption of ASU No. 2014-09	—	—	—	119	—	—	—	—	119
Adoption of ASU No. 2016-16	—	—	—	(75)	—	—	—	—	(75)
Dividends declared – Common Stock, $0.88 per share	—	—	—	(9,772)	—	—	—	—	(9,772)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(465)	(465)
Activity under stock plans	—	—	1,510	—	(99,675)	2,443	—	—	3,953
Other comprehensive items	—	—	—	—	—	—	(12,661)	(78)	(12,739)
Balance at December 29, 2018	14,624,159	$146	$104,731	$393,578	3,514,163	$(86,111)	$(39,376)	$1,603	$374,571
Net income	—	—	—	52,068	—	—	—	496	52,564
Adoption of ASU No. 2016-02 (Note 1)	—	—	—	(17)	—	—	—	—	(17)
Dividends declared – Common Stock, $0.92 per share	—	—	—	(10,380)	—	—	—	—	(10,380)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(664)	(664)
Activity under stock plans	—	—	1,967	—	(299,275)	7,333	—	—	9,300
Other comprehensive items	—	—	—	—	—	—	1,756	(51)	1,705
Balance at December 28, 2019	14,624,159	$146	$106,698	$435,249	3,214,888	$(78,778)	$(37,620)	$1,384	$427,079
Net income	—	—	—	55,196	—	—	—	543	55,739
Dividends declared – Common Stock, $0.96 per share	—	—	—	(11,045)	—	—	—	—	(11,045)
Activity under stock plans	—	—	4,126	—	(132,969)	3,259	—	—	7,385
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(525)	(525)
Other comprehensive items	—	—	—	—	—	—	18,128	144	18,272
Balance at January 2, 2021	14,624,159	$146	$110,824	$479,400	3,081,919	$(75,519)	$(19,492)	$1,546	$496,905

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2020 Financial Statements
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

COVID-19
The ongoing COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and resulted in significant travel and transport restrictions, which adversely affected the Company’s bookings and financial results for a substantial part of 2020. The impact of the COVID-19 pandemic, including the resulting economic impact, continues to evolve and the Company is closely monitoring its impact on all aspects of its business and will continue to take actions that are in the best interests of its employees, customers, and stakeholders.

Noncontrolling Interest
One of the Company's foreign subsidiaries that manufactures fluid-handling products is part of a joint venture agreement with an Italian company in which each holds a 50% ownership interest. The agreement provides the Company's subsidiary with the option to purchase the remaining 50% interest in the joint venture.

Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year
Typically, the Company's fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter for its fiscal quarters and on the Saturday closest to December 31 for its fourth fiscal quarter and fiscal year. As a result of the difference between the fiscal and calendar periods, a 53rd week is added to the Company's fiscal year every five or six years. In a 53-week fiscal year, the Company's fourth fiscal quarter contains 14 weeks. The Company's fiscal year ended January 2, 2021 (fiscal 2020) contained 53 weeks and its fiscal years ended December 28, 2019 (fiscal 2019) and December 29, 2018 (fiscal 2018) both contained 52 weeks. Each quarter of fiscal 2020, 2019 and 2018 contained 13 weeks, except the fourth quarter of 2020, which contained 14 weeks.

Financial Statement Presentation
Effective at the beginning of 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (Topic 842), using the cumulative-effect adjustment method. Consolidated statement of income amounts and disclosures in 2020 and 2019 are presented under Topic 842, while 2018 is not adjusted and is reported under the Company's prior method of accounting for leases in accordance with Accounting Standards Codification (ASC) 840, Leases (Topic 840) (Topic 840), which is allowed under the transition guidance in Topic 842.
Effective at the beginning of 2020, the Company realigned its business segments into three new reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Company previously reported its financial results by combining its operating entities into three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. Financial information for 2019 and 2018 has been recast to conform to the new segment presentation. See Note 12, Business Segment and Geographical Information, for further detail regarding the Company's segments.

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

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
conditions were different, or if the Company were to use different estimates and assumptions, it is possible that materially different amounts could be reported in the Company's condensed consolidated financial statements.
Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern income taxes, revenue recognition, the valuation of goodwill and intangible assets, and inventories. A discussion of the application of these and other accounting policies is included within this note.

Revenue Recognition
The Company recognizes revenue in accordance with ASC, Revenue from Contracts with Customers (Topic 606). Most of the Company’s revenue is recognized at a point in time for each performance obligation under the contract when the customer obtains control of the goods or service. Most of the Company’s parts and consumables products and its capital products with minimal customization are accounted for at a point in time. The Company has made a policy election to not treat the obligation to ship as a separate performance obligation under the contract and, as a result, the associated shipping costs are reflected in cost of revenue when revenue is recognized.
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
The following table presents revenue by revenue recognition method:

(In thousands)	January 2, 2021	December 28, 2019
Point in Time	$557,702	$611,528
Over Time	77,326	93,116
	$635,028	$704,644

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
The following table presents the disaggregation of revenue by product type and geography:

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Revenue by Product Type:
Parts and Consumables	$417,545	$440,699	$374,433
Capital	217,483	263,945	259,353
	$635,028	$704,644	$633,786
Revenue by Geography (based on customer location):
North America	$360,061	$386,952	$305,618
Europe	161,527	180,888	174,681
Asia	72,268	84,705	109,688
Rest of World	41,172	52,099	43,799
	$635,028	$704,644	$633,786

See Note 12, Business Segment and Geographical Information, for information on the disaggregation of revenue by reportable operating segment.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
The following table presents contract balances from contracts with customers:

(In thousands)	January 2, 2021	December 28, 2019
Accounts Receivable	$91,540	$95,740
Contract Assets	$7,576	$13,162
Contract Liabilities	$39,269	$37,216

Contract assets represent unbilled revenue associated with revenue recognized on contracts accounted for on an over time basis, which will be billed in future periods based on the contract terms. Contract liabilities consist of customer deposits, advanced billings, and deferred revenue. Deferred revenue is included in other current liabilities in the accompanying consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advance payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has shipped and control of the asset has transferred to the customer. The Company recognized revenue of $30,426,000 in 2020 and $29,220,000 in 2019 that was included in the contract liabilities balance at the beginning of 2020 and 2019. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require long lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of year-end 2020 was $14,916,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remaining 50% within twenty-four months.
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
The changes in the allowance for credit losses are as follows:

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Balance at Beginning of Year	$2,698	$2,897	$2,879
Provision charged to expense	356	114	355
Accounts written off	(266)	(263)	(165)
Currency translation	189	(50)	(172)
Balance at End of Year	$2,977	$2,698	$2,897

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $9,445,000 at year-end 2020 and $5,230,000 at year-end 2019, are included in accounts receivable in the accompanying consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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
The Company's liability for warranties is included in other current liabilities in the accompanying consolidated balance sheet. The changes in the carrying amount of product warranty obligations are as follows:

(In thousands)	January 2, 2021	December 28, 2019
Balance at Beginning of Year	$6,467	$5,726
Provision charged to expense	5,555	4,727
Usage	(5,439)	(4,255)
Acquisition	—	303
Currency translation	481	(34)
Balance at End of Year	$7,064	$6,467

Leases
In accordance with Topic 842, the Company determines whether an arrangement is, or contains, a lease at inception. Operating leases that have commenced are included in other assets, other current liabilities and other long-term liabilities in the accompanying consolidated balance sheet. Classification of operating lease liabilities as either current or noncurrent is based on the expected timing of payments due under the Company’s lease obligations.
Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities with original contract terms greater than 12 months are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Operating leases with an original term of 12 months or less are not recorded in the accompanying consolidated balance sheet.
In determining the present value of future lease payments, the Company utilizes either the rate implicit in the lease if that rate is readily determinable or its incremental secured borrowing rate commensurate with the term of the underlying lease. Lease terms may include the effect of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company recognizes operating lease expense for lease payments on a straight-line basis over the lease term. Variable lease costs are not included in fixed lease payments and, as a result, are excluded from the measurement of the ROU assets and lease liabilities. The Company expenses all variable lease costs as incurred, which were not material in 2020 and 2019.
As a lessee, the Company accounts for the lease and non-lease components of its real estate and equipment leases as a single lease component. For vehicle leases, the Company does not combine lease and non-lease components.
See Note 9, Leases, for additional information about the Company's lease obligations.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
Income Taxes
In accordance with ASC 740, Income Taxes (ASC 740), the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which these differences are expected to reverse. A tax valuation allowance is established, as needed, to reduce deferred tax assets to the amount expected to be realized. In the period in which it becomes more likely than not that some or all of the deferred tax assets will be realized, the valuation allowance will be adjusted.
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At January 2, 2021, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.

Earnings per Share
Basic earnings per share (EPS) is computed by dividing net income attributable to Kadant by the weighted average number of shares outstanding during the year. Diluted EPS is computed using the treasury stock method assuming the effect of all potentially dilutive securities, including stock options, restricted stock units (RSUs) and employee stock purchase plan shares.

Cash, Cash Equivalents, and Restricted Cash
At year-end 2020 and year-end 2019, cash equivalents included investments in money market funds and marketable securities, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.
Restricted cash serves as collateral for certain banker's acceptance drafts issued to vendors and for bank guarantees associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. The majority of the bank guarantees will expire over the next twelve months.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying consolidated balance sheet that are shown in aggregate in the consolidated statement of cash flows:

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Cash and cash equivalents	$65,682	$66,786	$45,830
Restricted cash	958	1,487	287
Total Cash, Cash Equivalents, and Restricted Cash	$66,640	$68,273	$46,117

Supplemental Cash Flow Information

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Cash Paid for Interest	$6,899	$12,344	$7,550
Cash Paid for Income Taxes, Net of Refunds	$17,506	$24,533	$25,654

Non-Cash Investing Activities:
Fair value of assets acquired	$9,295	$207,223	$—
Cash paid for acquired businesses	(7,565)	(179,693)	—
Liabilities Assumed of Acquired Businesses	$1,730	$27,530	$—

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Non-cash additions to property, plant, and equipment	$1,060	$626	$917

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of RSUs	$4,781	$4,100	$4,231
Dividends declared but unpaid	$2,770	$2,628	$2,444

Inventories
Inventories are stated at the lower of cost (on a first-in, first-out; or weighted average basis) or net realizable value and include materials, labor, and manufacturing overhead. The Company regularly reviews its quantities of inventories on hand and compares these amounts to the historical and forecasted usage of and demand for each particular product or product line. The Company records a charge to cost of revenue for excess and obsolete inventory to reduce the carrying value of inventories to net realizable value.
The components of inventories are as follows:

(In thousands)	January 2, 2021	December 28, 2019
Raw Materials	$46,413	$49,332
Work in Process	17,692	15,344
Finished Goods (includes $427 and $559 at customer locations)	42,709	38,039
	$106,814	$102,715

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
Property, plant, and equipment consist of the following:

(In thousands)	January 2, 2021	December 28, 2019
Land	$7,676	$7,347
Buildings	60,702	58,509
Machinery, Equipment, and Leasehold Improvements	120,804	112,655
Construction in Progress	3,292	2,830
	192,474	181,341
Less: Accumulated Depreciation and Amortization	107,832	95,309
	$84,642	$86,032

Depreciation and amortization expense was $12,209,000 in 2020, $12,236,000 in 2019, and $9,386,000 in 2018. See Note 9, Leases, for further details relating to assets under financing leases included in property, plant and equipment in the accompanying consolidated balance sheet.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
January 2, 2021
Definite-Lived
Customer relationships	$173,728	$(65,488)	$(1,316)	$106,924
Product technology	56,111	(31,655)	(1,005)	23,451
Tradenames	6,027	(2,946)	(282)	2,799
Other	18,248	(14,369)	(515)	3,364
	254,114	(114,458)	(3,118)	136,538
Indefinite-Lived
Tradenames	24,100	—	327	24,427
Acquired Intangible Assets	$278,214	$(114,458)	$(2,791)	$160,965

December 28, 2019
Definite-Lived
Customer relationships	$171,583	$(51,798)	$(4,141)	$115,644
Product technology	56,011	(27,819)	(1,709)	26,483
Tradenames	6,527	(2,421)	(427)	3,679
Other	17,964	(13,295)	(593)	4,076
	252,085	(95,333)	(6,870)	149,882
Indefinite-Lived
Tradenames	24,100	—	(86)	24,014
Acquired Intangible Assets	$276,185	$(95,333)	$(6,956)	$173,896

Gross intangible assets include $3,907,000 for acquired intangible assets from acquisitions that occurred in 2020. See Note 2, Acquisitions, for further details.
In connection with its impairment analysis, the Company reduced its definite-lived intangible assets by $1,861,000 in 2020 and definite and indefinite-lived intangible assets by $2,336,000 in 2019. Additionally, the Company reclassified $1,300,000 of an indefinite-lived tradename to definite-lived in 2019. See Impairment of Long-Lived Assets under the heading Intangible Assets within this note for further details.
Intangible assets are initially recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Definite-lived intangible assets have a weighted average amortization period of 12 years. Amortization of definite-lived intangible assets was $19,125,000 in 2020, $20,154,000 in 2019, and $14,182,000 in 2018. The estimated future amortization expense of definite-lived intangible assets is $18,365,000 in 2021; $17,398,000 in 2022; $15,849,000 in 2023; $14,839,000 in 2024; $12,729,000 in 2025; and $57,358,000 in the aggregate thereafter.

Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets of the acquired business at the date of acquisition. The Company’s acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, due to the expectation of synergies from combining the businesses.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance as of December 29, 2018 (a)
Gross balance	$98,261	$206,664	$38,758	$343,683
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	98,261	121,155	38,758	258,174
2019 Adjustments
Acquisitions (Note 2)	—	—	78,592	78,592
Currency translation	(581)	872	(1,025)	(734)
Total 2019 adjustments	(581)	872	77,567	77,858
Balance at December 28, 2019 (a)
Gross balance	97,680	207,536	116,325	421,541
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	97,680	122,027	116,325	336,032
2020 Adjustments
Acquisition (Note 2)	—	3,953	—	3,953
Currency translation	3,757	4,392	3,619	11,768
Total 2020 adjustments	3,757	8,345	3,619	15,721
Balance at January 2, 2021
Gross balance	101,437	215,881	119,944	437,262
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	$101,437	$130,372	$119,944	$351,753

(a)Goodwill amounts for 2019 and 2018 have been recast to conform to the current period presentation. See Note 12, Business Segment and Geographical Information, for further details regarding the Company's change in reportable operating segments.

Impairment of Long-Lived Assets
The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets as of the end of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset might be impaired. Potential impairment indicators include a significant decline in sales, earnings, or cash flows, material adverse changes in the business climate, and a significant decline in the market capitalization due to a sustained decrease in the Company's stock price.
The Company assesses its long-lived assets other than goodwill and indefinite-lived intangible assets (definite-lived intangible assets) for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets or asset groups. If these projected cash flows were to be less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss would be measured based upon the difference between the carrying amounts of the assets and their fair values calculated using projected discounted cash flows.

Goodwill
In March 2020, the Company experienced a significant decrease in market capitalization due to a decline in the Company’s stock price. During that time, the overall U.S. stock market also declined significantly amid market volatility driven by the uncertainty surrounding the COVID-19 pandemic. Based on these occurrences, the Company concluded that a triggering event had occurred related to the indefinite-lived assets within its material handling reporting unit. As a result, for each reporting period in 2020, the Company prepared a quantitative impairment analysis (Step 1) for its material handling reporting unit, which indicated that its fair value exceeded its carrying value and the indefinite-lived assets were not impaired.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
At year-end 2020, in connection with its annual impairment analysis, the Company performed a qualitative goodwill impairment assessment (Step 0) for all its reporting units, except the material handling reporting unit, which indicated that the fair value of each reporting unit exceeded its carrying value, and determined that the assets were not impaired. The impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained and determined that it was not more likely than not that the fair value of any of the assets was less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could have produced a different result. For its material handling reporting unit, the Company performed a quantitative goodwill impairment assessment (Step 1), which indicated that its fair value exceeded its carrying value for this reporting unit and determined that the asset was not impaired.
At year-end 2019, in connection with its annual impairment analysis, the Company performed a qualitative goodwill impairment assessment (Step 0) for all its reporting units and determined that the assets were not impaired.
Goodwill by reporting unit is as follows:

(In thousands)	January 2, 2021	December 28, 2019
Stock-Preparation (a)	$19,685	$19,399
Fluid-Handling	65,755	63,382
Doctoring, Cleaning, & Filtration	35,682	34,297
Wood Processing	110,687	102,629
Material Handling (a)	119,944	116,325
	$351,753	$336,032

(a)Goodwill balances as of December 28, 2019 have been recast to conform to the current period presentation. See Note 12, Business Segment and Geographical Information, for further details regarding the Company's change in reportable operating segments.

Intangible Assets
At year-end 2020 and 2019, the Company performed a qualitative impairment analysis on its indefinite-lived intangible assets and determined that the assets were not impaired, except in 2019 related to the indefinite-lived tradename associated with its timber-harvesting product line discussed below.
No triggering events or indicators of impairment were identified in 2020 or 2019 related to the Company's definite-lived intangible assets, except for the definite-lived intangible assets associated with its timber-harvesting product line discussed below.
During 2019, the Company experienced a significant decrease in revenue and operating results in its timber-harvesting product line included in its Industrial Processing segment, which it acquired in 2017 as part of the acquisition of the forest products business of NII FPG Company (NII FPG). The decrease was primarily driven by the deterioration of several market conditions in the Pacific Northwest, including a widespread timber shortage in this region and high stumpage fees. These factors, along with a shift in demand for timber to the Southeastern part of the United States, resulted in sawmill closures in western Canada where the Company's steep terrain equipment is generally used. Given the decline in demand for this business' products, which was expected to continue into 2020, the Company performed a quantitative analysis of the recoverability of the related intangible assets. As a result of this analysis in which the income approach discounted cash flow methodology was used, the Company determined that the fair values of certain of the timber-harvesting product line's intangible assets were less than their carrying values, and therefore, recorded impairment charges in the fourth quarter of 2019 totaling $2,336,000. These impairment charges, which are included in impairment and restructuring costs in the accompanying consolidated statement of income, consist of $1,636,000 related to the definite-lived product technology of the timber-harvesting product line and $700,000 related to its indefinite-lived tradename. The Company then reclassified the remaining carrying value of $1,300,000 related to the indefinite-lived tradename associated with the timber-harvesting product line to definite-lived tradenames, as the indefinite use of the tradename became uncertain.
In the fourth quarter of 2020, due to the continued decline in demand for the timber-harvesting business' products, which is expected to continue into 2021, the Company performed a quantitative analysis of the recoverability of its intangible assets. As a result of this analysis, the Company determined that the fair values of the timber-harvesting product line's definite-lived intangible assets related to customer relationships, product technology and tradename were less than their carrying values, and therefore recorded additional impairment charges in the fourth quarter of 2020 totaling $1,861,000. These impairment

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
charges are included in impairment and restructuring costs in the accompanying consolidated statement of income. The remaining intangible asset for the timber-harvesting product line is $481,000.

Business Combinations
The Company's acquisitions have been accounted for using the purchase method of accounting under ASC 805, Business Combinations (ASC 805), and the results of the acquired businesses have been included in its consolidated financial statements from their respective dates of acquisition. The Company accounts for all transactions and events in which it obtains control over a business under ASC 805 by establishing the acquisition date and recognizing the fair value of all assets acquired and liabilities assumed. The Company’s acquisitions have historically been made at prices above the fair value of identifiable net assets, resulting in goodwill, due to synergies expected to be realized by combining the businesses.
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. Acquisition transaction costs are recorded as incurred in selling, general, and administrative expenses (SG&A) in the accompanying consolidated statement of income and were $485,000 in 2020, $843,000 in 2019, and $1,321,000 in 2018.

Foreign Currency Translation and Transactions
All assets and liabilities of the Company's foreign subsidiaries are translated at fiscal year-end exchange rates, and revenue and expenses are translated at average exchange rates for each quarter in accordance with ASC 830, Foreign Currency Matters. Resulting translation adjustments are reflected in the "accumulated other comprehensive items" (AOCI) component of stockholders' equity (see Note 14, Accumulated Other Comprehensive Items). Foreign currency transaction gains and losses are included in the accompanying consolidated statement of income and are not material in the three years presented.

Stock-Based Compensation
The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. Compensation expense for time-based RSUs is recognized ratably over the requisite service period for the entire award, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Compensation expense related to any modified stock-based awards is based on the fair value for those awards as of the modification date with any remaining incremental compensation expense recognized ratably over the remaining requisite service period.

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

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, which changes the way entities recognize impairment of financial assets, such as accounts receivable, by requiring immediate recognition of estimated credit losses expected to occur over their remaining lives. During 2018 and 2019, the FASB issued additional guidance and clarification. The Company adopted this ASU using a modified retrospective method at the beginning of fiscal 2020 and its adoption did not have a material impact on the consolidated financial statements. See Accounts Receivable and Allowance for Credit Losses in this note for information on the Company's allowance for credit losses.

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
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance, including the recognition of franchise tax, the treatment of a step up in the tax basis of goodwill, and the timing for recognition of enacted changes in tax laws or rates in the interim period annual effective tax rate computation. This new guidance is effective in fiscal 2021, and the transition requirements are primarily prospective. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2.    Acquisitions

2020
On June 1, 2020, the Company’s Industrial Processing segment acquired Cogent Industrial Technologies Ltd. (Cogent) for approximately $6,866,000, net of cash acquired. The Company funded the acquisition through borrowings under its revolving credit facility. Intangible assets acquired primarily relate to customer relationships with a fair value of $3,350,000. Cogent, based in British Columbia, Canada, is an industrial automation and controls solution provider that offers expertise in process technology integration, industrial automation and controls, industrial safety, project management, and operational performance management systems.
On May 28, 2020, the Company’s Industrial Processing segment also acquired certain intellectual property from a company in Austria for $416,000, of which $229,000 was paid in the second quarter of 2020. The Company expects to pay the remaining amount no later than the first quarter of 2022. Intangible assets acquired represent product technology with a fair value of $557,000.

2019
On September 3, 2019, the Company acquired certain assets of a business in Brazil for its Flow Control segment for approximately $407,000 in cash.
On January 2, 2019, the Company acquired, directly and indirectly, all the outstanding equity interests of Syntron Material Handling Group, LLC and certain of its affiliates (SMH) pursuant to an equity purchase agreement, dated December 9, 2018, for $176,855,000, net of cash acquired. The Company funded the acquisition through borrowings under its revolving credit facility.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
SMH, which is included in the Company's Material Handling segment, has manufacturing operations in Mississippi, United States, and China. SMH is a leading provider of material handling equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. This acquisition continues to expand the Company into new markets by leveraging SMH's presence in the material handling industry. Goodwill from the SMH acquisition was $78,592,000, of which $59,195,000 is expected to be deductible for tax purposes over 15 years. In addition, intangible assets acquired were $83,020,000, of which $69,969,000 is expected to be deductible for tax purposes over 15 years. For 2019, the Company recorded revenue of $83,364,000 and operating income of $3,132,000 for SMH from the date of acquisition, including amortization expense of $4,872,000 associated with acquired profit in inventory and backlog and $843,000 of acquisition transaction costs.
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

The weighted average amortization period for the definite-lived intangible assets above is 14 years, including weighted average amortization periods of 15 years for customer relationships, 14 years for product technology, and 8 years for other intangible assets.

Unaudited Supplemental Pro Forma Information
Had the acquisition of SMH been completed as of the beginning of 2018, the Company’s pro forma results of operations for 2019 and 2018 would have been as follows:

(In thousands, except per share amounts)	December 28, 2019	December 29, 2018
Revenue	$704,644	$719,142
Net Income Attributable to Kadant	$56,409	$56,511
Earnings per Share Attributable to Kadant
Basic	$5.02	$5.10
Diluted	$4.92	$4.96

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
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
Pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the acquisition:
•Pre-tax charge to SG&A expenses of $843,000 in 2018 and reversal of $843,000 in 2019 for acquisition transaction costs.
•Pre-tax charge to cost of revenue of $3,549,000 in 2018 and reversal of $3,549,000 in 2019 for the sale of inventory revalued at the date of acquisition.
•Pre-tax charge to SG&A expenses of $1,323,000 in 2018 and reversal of $1,323,000 in 2019 for intangible asset amortization related to acquired backlog.
•Tax effects related to pro forma adjustments.

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisition of SMH occurred as of the beginning of 2018, or that may result in the future.

3.    Employee Benefit Plans

Stock-Based Compensation Plans
The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company's board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, RSUs, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards granted under these plans are determined by the board committee. Upon a change of control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 363,584 shares available for grant under these stock-based compensation plans at year-end 2020. The Company generally issues its common stock out of treasury stock, to the extent available, for share issuances related to its stock-based compensation plans.
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
The components of pre-tax stock-based compensation expense included in SG&A expenses in the accompanying consolidated statement of income are as follows:

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
RSU Awards	$6,453	$6,616	$6,838
Employee Stock Purchase Plan Awards	323	199	189
Total	$6,776	$6,815	$7,027

The Company grants RSUs to non-employee directors and certain employees. Holders of RSUs have no voting rights and are not entitled to receive cash dividends.

Non-Employee Director Restricted Stock Units
The Company granted RSU awards consisting of 2,085 RSUs in 2020, 1,858 RSUs in 2019 and 2,700 RSUs in 2018 to each of its incumbent non-employee directors. Half of the RSUs vested on June 1 of each year and the remaining RSUs vested ratably on the last day of the third and fourth fiscal quarters of each year. In addition, the Company granted RSU awards consisting of 1,042 RSUs in July 2020 to its new non-employee director (former executive director), which vested ratably on the last day of the third and fourth fiscal quarters of 2020. Each RSU issued to the directors represents the right to receive one share of the Company's common stock upon vesting.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
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
The Company recognizes compensation expense associated with performance-based RSUs ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to the unvested performance-based RSUs totaled $1,988,000 at year-end 2020, and will be recognized over a weighted average period of 1.4 years.
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

Time-Based Restricted Stock Units
The Company grants time-based RSUs to its officers and other employees of the Company. Each time-based RSU represents the right to receive one share of the Company's common stock upon vesting. The Company recognizes compensation expense associated with these time-based RSUs ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Unrecognized compensation expense related to the time-based RSUs totaled $3,292,000 at year-end 2020, and will be recognized over a weighted average period of 1.8 years.

Vesting of Restricted Stock Units
A summary of the activity of the Company's unvested RSUs in 2020 is as follows:

	Units (In thousands)	Weighted Average Grant- Date Fair Value
Unvested RSUs at December 28, 2019	135	$86.11
Granted	78	$88.22
Vested	(92)	$79.66
Forfeited	(1)	$87.75
Unvested RSUs at January 2, 2021	120	$92.42

The weighted average grant date fair value of RSUs granted was $88.22 in 2020, $86.50 in 2019, and $98.12 in 2018. The total fair value of shares vested was $7,343,000 in 2020, $5,452,000 in 2019, and $11,932,000 in 2018.

Stock Options
The Company has not granted stock options since 2013. Prior to 2014, the Company granted nonqualified stock options to its executive officers that vested over three years and were not exercisable until vested. All options awarded in prior periods were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. All outstanding stock options are fully vested and expire on the tenth anniversary of the grant date. There was no unrecognized compensation expense related to these stock options at year-end 2020.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
A summary of the Company's stock option activity in 2020 is as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Options Outstanding at December 28, 2019	74	$24.28
Exercised	(47)	$24.19
Options Outstanding at January 2, 2021	27	$24.44	1.8 years	$3,173
Vested and Exercisable at January 2, 2021	27	$24.44	1.8 years	$3,173

(a)The closing price per share on the last trading day prior to year-end 2020 was $140.98.

A summary of the Company's stock option exercises in 2020, 2019 and 2018 are as follows:

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Total Intrinsic Value of Options Exercised	$4,071	$16,796	$515
Cash Received from Options Exercised	$1,123	$4,454	$127

Employee Stock Purchase Plan
The Company's eligible U.S. employees may elect to participate in its employee stock purchase plan. Under the plan, shares of the Company's common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee's gross wages. The Company issued 13,062 shares for 2020 (issued in 2020), 13,195 shares for 2019 (issued in 2020), and 10,439 shares for 2018 (issued in 2019) of its common stock under this plan. The Company had 101,873 shares available for grant under the employee stock purchase plan at year-end 2020.

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
For these plans, the Company contributed and charged to expense $4,501,000 in 2020, $4,412,000 in 2019, and $3,705,000 in 2018. The increase in the Company's contributions in 2019 was primarily due to the acquisition of SMH.

Pension and Other Post-Retirement Benefits Plans
Prior to its termination in 2018, the Company sponsored a noncontributory defined benefit pension plan for eligible employees at one of its U.S. divisions and its corporate office (Retirement Plan). Funds for the Retirement Plan were contributed to a trustee to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Certain of the Company’s non-U.S. subsidiaries also sponsor defined benefit pension plans covering certain employees at those subsidiaries. One of the non-U.S. pension plans also contributes funds to a trustee. The remaining non-U.S. pension plans are unfunded as permitted under their plans and applicable laws. Benefits under the Company’s pension plans are based on years of service and employee compensation.
The Company also provides other post-retirement benefits under plans in the United States and at one of its non-U.S. subsidiaries. Prior to its termination in 2018, the Company provided for a restoration plan (Restoration Plan) for certain executive officers which fully supplemented benefits lost under the Retirement Plan.
In accordance with ASC 715, Compensation-Retirement Benefits (ASC 715), the Company recognizes the funded status of its defined benefit pension and other post-retirement benefit plans as an asset or liability and changes in the funded status through AOCI, net of tax. The amounts in AOCI are recognized as net periodic pension cost pursuant to the Company's accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost will be recognized as a component of AOCI, net of tax.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
Effective December 28, 2018, the Company's board of directors and its compensation committee approved amendments to freeze and terminate the Retirement Plan and Restoration Plan and, as a result, recognized a curtailment loss of $1,425,000 in 2018, which was reclassified from AOCI and included in other expense, net in the accompanying consolidated statement of income.
In 2019, the Company settled its Retirement Plan obligation, which required adjustment based on the number of plan participants who elected to receive either a lump sum payment or an annuity, and the increased costs to purchase the annuity contracts due to changes in certain market conditions, including a decrease in long-term interest rates in 2019. As a result, the Company recognized a settlement loss of $5,887,000 in 2019, which was included in other expense, net in the accompanying consolidated statement of income, and was calculated as the sum of the unrecognized actuarial loss and $3,839,000 of additional cash to be paid, less the accrued pension liability. In January 2020, the Company settled its Restoration Plan obligation of $2,427,000 by paying a lump sum to its plan participants resulting in a settlement loss of $57,000 in 2019, which was included in other expense, net in the accompanying consolidated statement of income.
The Company does not plan to make any material cash contributions to its pension and post-retirement plans in 2021.
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

	U.S. Pension	Non-U.S. Pension		Other Post-Retirement
(In thousands)	December 28, 2019	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$29,715	$4,168	$3,671	$3,742	$3,672
Service cost	—	209	205	6	4
Interest cost	1,134	98	121	39	149
Actuarial loss (gain) (a)	4,039	(94)	393	47	144
Benefits paid	(966)	(286)	(184)	(131)	(232)
Settlement payment	(33,922)	—	—	(2,427)	—
Currency translation	—	239	(38)	(7)	5
Projected benefit obligation at end of year	$—	$4,334	$4,168	$1,269	$3,742
Change in Plan Assets:
Fair value of plan assets at beginning of year	$28,729	$973	$726	$64	$44
Actual return on plan assets	2,320	37	58	2	4
Employer contributions	3,839	457	340	2,577	246
Benefits paid	(966)	(286)	(184)	(131)	(232)
Settlement payment	(33,922)	—	—	(2,427)	—
Currency translation	—	(35)	33	(3)	2
Fair value of plan assets at end of year	$—	$1,146	$973	$82	$64
Unfunded Status	$—	$(3,188)	$(3,195)	$(1,187)	$(3,678)
Accumulated Benefit Obligation at End of Year	$—	$3,572	$3,046	$—	$—

Amounts Included in the Balance Sheet:
Current liability	$—	$(144)	$(189)	$(131)	$(2,569)
Non-current liability	$—	$(3,044)	$(3,006)	$(1,056)	$(1,109)

Amounts Included in Accumulated Other Comprehensive Items Before Tax:
Unrecognized net actuarial loss	$—	$(900)	$(1,034)	$(175)	$(144)
Unrecognized prior service cost	—	97	(38)	—	—
	$—	$(803)	$(1,072)	$(175)	$(144)

(a)The actuarial loss of $4,039,000 in 2019 resulted from the settlement of the Retirement Plan obligation in which participants' lump sum elections were lower than assumed and the cost of annuity contracts increased primarily due to a decline in long-term interest rates.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements

	U.S. Pension	Non-U.S. Pension		Other Post-Retirement
(In thousands)	December 28, 2019	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Changes in Amounts Included in Accumulated Other Comprehensive Items Before Tax:
Net actuarial (loss) gain	$(2,714)	$230	$(402)	$(50)	$(88)
Amortization of net actuarial loss	32	50	25	16	13
Amortization of prior service cost	—	55	6	—	—
Settlement loss	5,887	—	—	—	—
Currency translation	—	(66)	18	3	—
	$3,205	$269	$(353)	$(31)	$(75)

The weighted average assumptions used to determine the benefit obligation are as follows:

	Non-U.S. Pension		Other Post-Retirement

	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Discount Rate	2.02%	2.59%	2.33%	3.82%
Rate of Compensation Increase	2.10%	3.40%	5.57%	5.57%

The discount rates are based on market yields on high-quality corporate or government bonds currently available and expected to be available for the duration of the obligation. For plans that have been closed to new participants, the discount rate is determined based on discounting expected future payments using the FTSE Pension Discount Curve.
The projected benefit obligations and fair values of plan assets for the Company's pension plans with projected benefit obligations in excess of plan assets are as follows:

	Non-U.S. Pension

(In thousands)	January 2, 2021	December 28, 2019
Projected Benefit Obligation	$4,334	$4,168
Fair Value of Plan Assets	$1,146	$973

The accumulated benefit obligations and fair values of plan assets for the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Non-U.S. Pension

(In thousands)	January 2, 2021	December 28, 2019
Accumulated Benefit Obligation	$2,601	$2,408
Fair Value of Plan Assets	$—	$—

The components of net periodic benefit cost are as follows:

	U.S. Pension		Non-U.S. Pension			Other Post-Retirement

(In thousands)	December 28, 2019	December 29, 2018	January 2, 2021	December 28, 2019	December 29, 2018	January 2, 2021	December 28, 2019	December 29, 2018
Service cost	$—	$699	$209	$205	$173	$6	$4	$213
Interest cost	1,134	1,193	98	121	126	39	149	172
Expected return on plan assets	(995)	(1,286)	(60)	(66)	(42)	(3)	(4)	(3)
Amortization of net actuarial loss	32	541	50	25	63	16	13	136
Amortization of prior service cost	—	—	55	6	6	—	—	86
Settlement loss	5,887	—	—	—	—	—	57	—
Curtailment loss	—	1,116	—	—	—	—	—	309
Net Periodic Benefit Cost	$6,058	$2,263	$352	$291	$326	$58	$219	$913

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
The weighted average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Pension		Non-U.S. Pension			Other Post-Retirement

	December 28, 2019	December 29, 2018	January 2, 2021	December 28, 2019	December 29, 2018	January 2, 2021	December 28, 2019	December 29, 2018
Discount Rate	4.10%	3.51%	1.73%	2.58%	3.49%	3.82%	4.33%	3.58%
Expected Long-Term Return on Plan Assets	4.10%	4.50%	5.89%	9.22%	7.43%	5.89%	9.22%	7.43%
Rate of Compensation Increase	—%	3.00%	2.89%	2.81%	3.97%	5.57%	5.57%	3.05%

The expected long-term return on plan assets for the Retirement Plan in fiscal 2019 equals the discount rate, which was valued using the FTSE Pension Discount Curve. The expected long-term rate of return on plan assets for the U.S. pension plan in fiscal 2018 and the non-U.S. pension and other post-retirement plan for all years presented were determined based on the composition of plan investments, historical returns earned and future expectations.

Plan Assets
The fair value of the Company’s non-U.S. pension and other post-retirement plan assets were $1,228,000 at year-end 2020 and $1,037,000 at year end 2019. The assets are invested in a diversified portfolio of government and corporate bonds, which are Level 1 investments and are valued at quoted prices for identical assets in active markets. See Note 11, Fair Value Measurement and Fair Value of Financial Instruments, for the fair value hierarchy.

Estimated Future Benefit Payments
Expected benefit payments are based on the same assumptions used to measure the Company's benefit obligation at year-end 2020. Estimated future benefit payments during the next five years and in aggregate for the five years thereafter are as follows:

		Other Post-retirement
(In thousands)	Non-U.S. Pension
2021	$145	$131
2022	157	119
2023	277	110
2024	306	117
2025	405	92
2026-2029	2,264	426

4.     Stockholders' Equity

Preferred Stock
The Company's Certificate of Incorporation authorizes up to 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's board of directors without further shareholder approval.

Common Stock
At year-end 2020, the Company had reserved 613,035 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
5.    Income Taxes

The components of income before provision for income taxes are as follows:

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Domestic	$14,132	$93	$(397)
Foreign	59,555	68,829	79,925
	$73,687	$68,922	$79,528
The components of the provision for income taxes are as follows:

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Current Provision (Benefit):
Federal	$339	$(264)	$724
Foreign	16,800	18,778	21,829
State	667	335	169
	17,806	18,849	22,722
Deferred Provision (Benefit):
Federal	2,146	(453)	(2,551)
Foreign	(2,361)	(1,253)	(1,761)
State	357	(785)	72
	142	(2,491)	(4,240)
	$17,948	$16,358	$18,482

The Company receives a tax deduction upon the exercise of nonqualified stock options and the vesting of RSUs. The Company recognizes excess income tax benefits and tax deficiencies related to stock-based compensation arrangements as discrete items within the provision for income taxes in the reporting period in which they occur. The Company recognized an income tax benefit of $870,000 in 2020, $3,807,000 in 2019 and $1,097,000 in 2018 in the accompanying consolidated statement of income.
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Provision for Income Taxes at Statutory Rate	$15,474	$14,474	$16,701
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	807	(355)	164
U.S. tax cost of foreign earnings	599	146	1,215
Foreign tax rate differential	1,891	2,584	3,158
Reversal of tax benefit reserves, net	(730)	(286)	(1,785)
Change in valuation allowance	(469)	81	141
Nondeductible expenses	2,214	2,454	781
Research and development tax credits	(465)	(381)	(445)
Excess tax benefit related to stock-based compensation	(758)	(3,352)	(967)
Impact of the U.S. Tax Cuts and Jobs Act	—	—	(106)
Other	(615)	993	(375)
	$17,948	$16,358	$18,482

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
Net deferred tax liability in the accompanying consolidated balance sheet consists of the following:

(In thousands)	January 2, 2021	December 28, 2019
Deferred Tax Asset:
Foreign, state, and alternative minimum tax credit carryforwards	$472	$776
Reserves and accruals	3,565	3,007
Net operating loss carryforwards	13,719	12,478
Inventory basis difference	4,576	4,107
Capitalized research expenses	2,668	2,813
Employee compensation	3,189	3,630
Allowance for credit losses	397	351
Lease liabilities	6,855	7,543
Other	213	543
Deferred tax asset, gross	35,654	35,248
Less: valuation allowance	(9,609)	(8,531)
Deferred tax asset, net	26,045	26,717
Deferred Tax Liability:
Goodwill and intangible assets	(30,166)	(30,003)
Fixed asset basis difference	(4,964)	(4,557)
Provision for unremitted foreign earnings	(1,233)	(809)
ROU assets	(5,812)	(6,433)
Other	(1,574)	(943)
Deferred tax liability	(43,749)	(42,745)
Net deferred tax liability	$(17,704)	$(16,028)

The deferred tax assets and liabilities are presented in the accompanying consolidated balance sheet within other assets and long-term deferred income taxes on a net basis by tax jurisdiction. The Company has established valuation allowances related to certain domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. The valuation allowance at year-end 2020 was $9,609,000, consisting of $255,000 in the United States and $9,354,000 in foreign jurisdictions. The increase in the valuation allowance in 2020 of $1,078,000 related primarily to tax rate changes and fluctuations in foreign currency exchange rates, partially offset by the expected utilization of net operating losses in one of the Company's foreign jurisdictions. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2020, the Company continued to maintain a valuation allowance in the United States against a portion of its state net operating loss carryforwards due to the uncertainty of future profitability in state jurisdictions. As of year-end 2020, the Company maintained valuation allowances in certain foreign jurisdictions because of the uncertainty of future profitability within those foreign jurisdictions.
At year-end 2020, the Company had U.S. federal and state net operating loss carryforwards of $2,811,000 and $32,974,000, respectively, and foreign net operating loss carryforwards of $47,568,000. Of the U.S. federal net operating loss carryforwards, $72,000 expires in 2036 and the remainder do not expire. The state net operating loss carryforwards begin to expire in 2021 and a portion does not expire. Of the foreign net operating loss carryforwards, $777,000 will expire in the years 2022 through 2028, and the remainder do not expire. As of year-end 2020, the Company also had U.S. federal and state disallowed business interest expense carryforwards of $796,000 and $319,000, respectively, of which $796,000 and $238,000, respectively, came from its acquisition of SMH in 2019 and foreign tax credits of $320,000, of which $120,000 came from the acquisition of SMH. The disallowed business interest expense carryforward does not expire, and the foreign tax credit carryforward begins to expire in 2024. The utilization of these tax attributes is limited to the Company’s future taxable income, and certain of these tax attributes are subject to an annual limitation as a result of the acquisition of SMH, which constitutes a change of ownership as defined under Internal Revenue Code Section 382.
At year-end 2020, the Company had approximately $293,676,000 of unremitted foreign earnings. During 2020, the Company repatriated $1,682,000 of previously taxed foreign earnings to the United States and recognized a foreign exchange

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
loss of $377,000 associated with these earnings. The Company intends to repatriate the distributable reserves of select foreign subsidiaries back to the United States and has recognized $657,000 of net tax expense on the estimated repatriation amount during 2020. Except for these select foreign subsidiaries, the Company intends to indefinitely reinvest $271,572,000 of these earnings of its international subsidiaries in order to support the current and future capital needs of their operations in the foreign jurisdictions, including the repayment of the Company’s foreign debt. The related foreign withholding taxes, which would be required if the Company were to remit these foreign earnings to the United States, would be approximately $6,006,000.
The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management's opinion, adequate provisions for income taxes have been made for all years subject to audit.
As of year-end 2020, the Company had a liability of $8,337,000 for unrecognized tax benefits which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits at year-end 2020 and year-end 2019 is as follows:

(In thousands)	January 2, 2021	December 28, 2019
Unrecognized Tax Benefits, Beginning of Year	$8,331	$12,364
Gross Increases—Tax Positions in Prior Periods	4	615
Gross Decreases—Tax Positions in Prior Periods	(21)	(4,373)
Gross Increases—Current-period Tax Positions	1,468	804
Lapses of Statutes of Limitations	(1,488)	(1,094)
Currency Translation	43	15
Unrecognized Tax Benefits, End of Year	$8,337	$8,331

A portion of the unrecognized tax benefits generated in 2020 is offset by deferred tax assets in the accompanying consolidated balance sheet. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued $1,600,000 at year-end 2020 and $1,717,000 at year-end 2019 for the potential payment of interest and penalties. The interest and penalties included in the accompanying consolidated statement of income was a benefit of $145,000 in 2020 and an expense of $420,000 in 2019.
The Company is currently under audit in certain tax jurisdictions, including an income tax examination by the Internal Revenue Service for the tax years 2017 and 2018. It is reasonably possible that the potential outcome of current audits could result in a change to the Company's liability for unrecognized tax benefits over the next fiscal year; however, the Company cannot reasonably estimate possible adjustments at this time. It is also reasonably possible that over the next fiscal year the amount of liability for unrecognized tax benefits may be reduced by up to $290,000 primarily from the expiration of tax statutes of limitations.
The Company remains subject to U.S. Federal income tax examinations for the tax years 2019 and 2020, and to non-U.S. income tax examinations for the tax years 2008 through 2020. In addition, the Company remains subject to state and local income tax examinations in the United States for the tax years 2003 through 2020.

6.    Long-Term Obligations

Long-term obligations are as follows:

(In thousands)	January 2, 2021	December 28, 2019
Revolving Credit Facility, due 2023	$217,963	$265,419
Commercial Real Estate Loan	—	19,425
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2021 to 2025	1,631	2,308
Other Borrowings, due 2021 to 2023	3,880	4,000
Unamortized Debt Issuance Costs	—	(127)
Total	233,474	301,025
Less: Current Maturities of Long-Term Obligations	(1,474)	(2,851)
Long-Term Obligations	$232,000	$298,174

See Note 10, Derivatives, for the fair value information related to the Company's long-term obligations.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
Revolving Credit Facility
The Company entered into a five-year, unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). Pursuant to the Credit Agreement, the Company has a borrowing capacity of $400,000,000, with an uncommitted, unsecured incremental borrowing facility of $150,000,000 and a maturity date of December 14, 2023. Interest on borrowings outstanding accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, plus an applicable margin of 0% to 1.25%, or (ii) LIBOR (with a zero percent floor), as defined, plus an applicable margin of 1% to 2.25%. The Base Rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, N.A. (Citizens) and (c) thirty-day U.S. dollar LIBOR (USD LIBOR), as defined, plus 0.50%. The applicable margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $30,000,000 and certain debt obligations, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement.
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
At year-end 2020, the outstanding balance under the Credit Agreement was $217,963,000, and included $45,566,000 of euro-denominated borrowings and $4,398,000 of Canadian dollar-denominated borrowings. At year-end 2020, the Company had $181,937,000 of borrowing capacity available under the Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.
See Note 10, Derivatives, under the heading Interest Rate Swap Agreements, for information relating to the swap agreements used to hedge the Company’s exposure to movements in the three-month USD LIBOR on its U.S. dollar-denominated debt borrowed under the Credit Agreement.
Unamortized debt issuance costs related to the Credit Agreement, of $1,209,000 at year-end 2020 and $1,407,000 at year-end 2019, are included in other assets in the accompanying consolidated balance sheet, and are being amortized to interest expense using the straight-line method.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 1.58% as of year-end 2020.

Commercial Real Estate Loan
In 2018, the Company and certain domestic subsidiaries borrowed $21,000,000 under a ten-year promissory note (Real Estate Loan), which was repayable in quarterly principal installments of $262,500 with the remaining principal balance of $10,500,000 due July 6, 2028. Interest accrued and was payable quarterly in arrears at a fixed rate of 4.45% per annum.
In 2020, the Company prepaid the outstanding principal balance on the Real Estate Loan of $18,900,000, together with accrued interest and a prepayment fee of 1.00% of the outstanding principal balance, resulting in a loss on the extinguishment of debt of $189,000, which is included in selling, general, and administrative expenses in the accompanying consolidated statement of income. To prepay the Real Estate Loan, the Company used $19,000,000 of borrowings available under the Credit Agreement.

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

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
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

Annual Repayment Requirements
The following schedule presents the annual repayment requirements for the Company’s Credit Agreement and Initial Notes as of year-end 2020.

(In thousands)
2023	$219,630
2024	1,667
2025	1,666
2026 and Thereafter	5,000
$227,963

Debt Compliance
At year-end 2020, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for its vehicles. See Note 9, Leases, for further information relating to the Company's finance leases.

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other assets in the accompanying consolidated balance sheet, was $1,247,000 at year-end 2020. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,625,000 at the end of the lease term in 2022. If the Company does not exercise the purchase option for the facility, it will receive cash from the landlord to settle the loan receivable. As of year-end 2020, $3,817,000 was outstanding under this obligation.
The following schedule presents future minimum lease payments for the Company's sales-leaseback financing arrangement as of year-end 2020.

(In thousands)
2021	$578
2022	1,680
Total Minimum Lease Payments	2,258
Less: Imputed Interest	(66)
Present Value of Minimum Lease Payments	$2,192

7.    Commitments and Contingencies

Letters of Credit and Bank Guarantees
Outstanding letters of credit and bank guarantees issued on behalf of the Company, principally relating to performance obligations and customer deposit guarantees, totaled $18,596,000 at year-end 2020. Certain of the Company's contracts require the Company to provide a standby letter of credit or bank guarantee to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit and bank guarantees expire without being drawn by the beneficiary.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $7,568,000 at year-end 2020 and $7,003,000 at year-end 2019 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

8.    Restructuring Costs

During 2020, the Company recorded restructuring costs of $1,118,000, representing severance costs of $659,000 for 34 employees in its Flow Control segment, $277,000 for 26 employees in its Industrial Processing segment, and $182,000 for four employees in its Material Handling segment. The Company also reduced its workforce by 21 employees in its Industrial Processing segment with no associated severance costs. The Company took these cost-containment actions to reduce future payroll-related overhead and operating costs in response to the slowdown in the global economy, largely driven by the COVID-19 pandemic.
During 2019, the Company experienced a significant decrease in revenue and operating results in its timber-harvesting product line included in its Industrial Processing segment, which was acquired in 2017 as part of its acquisition of the forest products business of NII FPG. Given the decline in this business, the Company undertook a restructuring plan in the fourth quarter of 2019 and incurred $192,000 of severance costs associated with the reduction of six employees in Canada.
In 2017, the Company constructed a 160,000 square foot manufacturing facility in the United States that integrated its Industrial Processing segment's U.S. and Swedish papermaking stock-preparation product lines into a single manufacturing facility to achieve economies of scale and greater efficiencies. As a result of the consolidation and integration of these facilities, the Company developed a restructuring plan totaling $1,920,000, primarily related to costs for the relocation of machinery and equipment and administrative offices, severance, and abandonment of leased facilities. As a result of this plan, the Company recorded restructuring charges of $203,000 in 2017 associated with severance costs for the reduction of four employees in the United States and six employees in Sweden. In 2018, the Company recorded additional restructuring costs of $1,717,000 related to this plan, including $1,318,000 primarily for the relocation of machinery and equipment and administrative offices, $454,000 associated with employee retention costs and abandonment of excess facility and other closure costs, and a reversal of $55,000 of severance costs no longer required.
The Company does not expect to incur additional charges related to the above restructuring plans. Restructuring costs are included in impairment and restructuring costs in the accompanying consolidated statement of income.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
A summary of the changes in accrued restructuring costs included in other accrued expenses in the accompanying consolidated balance sheet, which are expected to be paid in 2021, are as follows:

(In thousands)	Severance	Relocation	Other (a)	Total
2020 Restructuring Plan
Provision	$1,118	$—	$—	$1,118
Usage	(1,052)	—	—	(1,052)
Currency translation	(5)	—	—	(5)
Balance at January 2, 2021	$61	$—	$—	$61

2019 Restructuring Plan
Provision	$192	$—	$—	$192
Usage	(109)	—	—	(109)
Currency translation	1	—	—	1
Balance at December 28, 2019	84	—	—	84
Usage	(90)	—	—	(90)
Currency translation	6	—	—	6
Balance at January 2, 2021	$—	$—	$—	$—

2017 Restructuring Plan
Balance at December 30, 2017	$203	$—	$—	$203
(Reversal) Provision	(55)	1,318	454	1,717
Usage	(77)	(1,315)	(448)	(1,840)
Currency translation	(8)	(3)	(6)	(17)
Balance at December 29, 2018	63	—	—	63
Usage	—	—	—	—
Balance at December 28, 2019	63	—	—	63
Usage	(3)	—	—	(3)
Balance at January 2, 2021	$60	$—	$—	$60

(a) Includes employee retention costs that are accrued ratably over the period through which employees must work to qualify for a payment, as well as facility closure and clean-up costs.

9.     Leases

The Company enters into operating and finance lease commitments primarily for its manufacturing and office space, vehicles, and equipment leases that expire on various dates over the next 14 years, some of which include one or more options to extend the lease for up to 5 years. In addition, the Company leases land associated with certain of its buildings in Canada and China, under long-term leases expiring on various dates ranging from 2032 to 2062, one of which includes an assumed option to extend the lease for up to 10 years.
The components of lease expense are as follows:

(In thousands)	January 2, 2021	December 28, 2019
Operating Lease Cost	$5,602	$5,534

Short-Term Lease Cost	671	715

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	January 2, 2021	December 28, 2019
Finance Lease Cost:
ROU asset amortization	1,157	1,213
Interest on lease liabilities	74	94
Total Finance Lease Cost	1,231	1,307

Total Lease Costs	$7,504	$7,556

The accompanying consolidated statement of income included expenses from operating leases of $5,575,000 in 2018 recognized under Topic 840, the Company's previous lease accounting standard.
Supplemental cash flow information related to leases is as follows:

(In thousands)	January 2, 2021	December 28, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows from operating leases	$5,782	$5,636
Operating cash flows from finance leases	$74	$93
Financing cash flows from finance leases	$1,139	$1,144

ROU Assets Obtained in Exchange for Lease Obligations (a):
Operating leases	$2,560	$28,484
Finance leases	$622	$3,847

(a)Included in 2019 were additions related to the transition adjustment for the adoption of ASC 842. The post-adoption additions of operating leases were $13,167,000, of which $10,994,000 related to ROU assets obtained as part of the acquisition of SMH in 2019. The post-adoption additions of finance leases were $2,496,000, of which $528,000 related to ROU assets obtained as part of the acquisition of SMH.

Supplemental balance sheet information related to leases is as follows:

(In thousands)	Balance Sheet Line Item	January 2, 2021	December 28, 2019
Operating Leases:
ROU assets	Other assets	$25,460	$27,139

Short-term liabilities	Other current liabilities	$4,396	$4,184
Long-term liabilities	Other long-term liabilities	22,198	24,411
Total operating lease liabilities		$26,594	$28,595

Finance Leases:
ROU assets, at cost	Property, plant, and equipment, at cost	$3,707	$3,775
ROU assets accumulated amortization	Accumulated depreciation and amortization	(2,108)	(1,475)
ROU assets, net	Property, plant, and equipment, net	$1,599	$2,300

Short-term obligations	Current maturities of long-term obligations	$915	$1,116
Long-term obligations	Long-term obligations	716	1,192
Total finance lease liabilities		$1,631	$2,308

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements

	January 2, 2021	December 28, 2019
Weighted Average Remaining Lease Term (in years):
Operating leases	9.4	10.2
Finance leases	2.0	2.3

Weighted Average Discount Rate:
Operating leases	3.88%	3.96%
Finance leases	3.52%	4.10%

As of January 2, 2021, future lease payments for lease liabilities are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
2021	$5,332	$951
2022	4,359	528
2023	3,495	189
2024	2,870	8
2025	2,616	6
2026 and Thereafter	13,480	—
Total Future Lease Payments	32,152	1,682
Less: Imputed Interest	(5,558)	(51)
Present Value of Lease Payments	$26,594	$1,631

As of January 2, 2021, the Company had no significant operating and finance leases that had not yet commenced.

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
The Company designated its 2018 Swap Agreement as a cash flow hedge and structured it to be 100% effective. Unrealized gains and losses related to the fair value of the 2018 Swap Agreement are recorded to AOCI, net of tax. In the event of early termination of the 2018 Swap Agreement, the Company will receive from or pay to the counterparty the fair value of the interest rate swap agreement, and the unrealized gain or loss outstanding will be recognized in earnings.
The counterparty to the 2018 Swap Agreement could demand an early termination of that agreement if the Company were to be in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and if it were to be unable to cure the default. See Note 6, Long-Term Obligations, for further details.

Forward Currency-Exchange Contracts
The Company uses forward currency-exchange contracts that generally have maturities of twelve months or less to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result from assets and liabilities that are denominated in currencies other than the functional currencies.
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

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
The Company recognized losses of $16,000 in 2020, $46,000 in 2019 and $27,000 in 2018 within SG&A expenses in the accompanying consolidated statement of income associated with forward currency-exchange contracts that were not designated as hedges.
The following table summarizes the fair value of derivative instruments in the accompanying consolidated balance sheet:

		January 2, 2021		December 28, 2019
(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
2015 Swap Agreement	Other Current Assets	$—	$—	$11	$10,000
Forward currency-exchange contract	Other Current Assets	$25	$842	$—	$—
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$—	$—	$(75)	$4,825
2018 Swap Agreement	Other Long-Term Liabilities	$(1,099)	$15,000	$(770)	$15,000
Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$12	$582	$3	$387
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(7)	$825	$(43)	$2,545

(a)See Note 11, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b)The year-end 2020 notional amounts are indicative of the level of the Company's recurring derivative activity during the year.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the year ended January 2, 2021:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized Loss, Net of Tax, at December 28, 2019	$(589)	$(55)	$(644)
Loss (gain) reclassified to earnings (a)	253	(21)	232
(Loss) gain recognized in AOCI	(510)	94	(416)
Unrealized (Loss) Gain, Net of Tax, at January 2, 2021	$(846)	$18	$(828)

(a)See Note 14, Accumulated Other Comprehensive Items, for the income statement classification.

At year-end 2020, the Company expects to reclassify losses of $324,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the interest rate swap agreement and the maturity date of the forward currency- exchange contract.

11.    Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of January 2, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$8,054	$—	$—	$8,054
Banker's acceptance drafts (a)	$—	$9,445	$—	$9,445
Forward currency-exchange contracts	$—	$37	$—	$37
Liabilities:
2018 Swap Agreement	$—	$1,099	$—	$1,099
Forward currency-exchange contracts	$—	$7	$—	$7

	Fair Value as of December 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$9,920	$—	$—	$9,920
Banker's acceptance drafts (a)	$—	$5,230	$—	$5,230
2015 Swap Agreement	$—	$11	$—	$11
Forward currency-exchange contracts	$—	$3	$—	$3
Liabilities:
2018 Swap Agreement	$—	$770	$—	$770
Forward currency-exchange contracts	$—	$118	$—	$118

(a)Included in accounts receivable in the accompanying consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during 2020. Banker's acceptance drafts are carried at face value which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair values of the interest rate swap agreements are based on LIBOR yield curves at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of the Company's debt obligations, excluding lease obligations and other borrowings, are as follows:

	January 2, 2021		December 28, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$217,963	$217,963	$265,419	$265,419
Commercial real estate loan	—	—	19,425	20,541
Senior promissory notes	10,000	11,157	10,000	10,803
	$227,963	$229,120	$294,844	$296,763

The carrying value of the revolving credit facility approximates the fair value as the obligation bears variable rates of interest, which adjust frequently, based on prevailing market rates. The fair values of the commercial real estate loan, which was repaid in July 2020, and senior promissory notes are primarily calculated based on quoted market rates plus an applicable margin available to the Company at the respective period ends, which represent Level 2 measurements.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
12.    Business Segment and Geographical Information

The Company previously reported its financial results by combining its operating entities into three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products, as described below. In classifying operational entities into a particular segment, the Company has aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. During the first quarter of 2020, the Company changed its reportable operating segments to better align with its strategic initiatives to grow both organically and through acquisitions. Such growth and diversification resulted in a change in the internal organization of the Company and how its chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. The Company's financial results are reported in three new reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of the fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of the wood processing and stock-preparation product lines (excluding baling products); and the Material Handling segment consists of the conveying and screening, baling, and fiber-based product lines. Financial information for 2019 and 2018 has been recast to conform to the new segment presentation. A description of each segment follows.
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
The following table presents financial information for the Company's reportable operating segments:

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Revenue
Flow Control	$225,444	$250,339	$247,966
Industrial Processing	261,577	301,948	314,229
Material Handling (a)	148,007	152,357	71,591
	$635,028	$704,644	$633,786
Income Before Provision for Income Taxes
Flow Control (b)	$51,530	$55,343	$52,928
Industrial Processing (c)	42,971	49,599	57,355
Material Handling (a, d)	14,375	11,600	8,077
Corporate (e)	(27,752)	(28,719)	(29,762)
Total operating income	81,124	87,823	88,598
Interest expense, net (f)	(7,242)	(12,542)	(6,653)
Other expense, net (f, g)	(195)	(6,359)	(2,417)
	$73,687	$68,922	$79,528

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Total Assets
Flow Control	$263,141	$262,320	$256,140
Industrial Processing	379,965	375,194	374,512
Material Handling (a)	273,909	281,057	86,003
Corporate (h)	10,556	20,816	9,094
	$927,571	$939,387	$725,749
Depreciation and Amortization
Flow Control	$6,333	$6,603	$5,971
Industrial Processing	13,163	13,012	13,660
Material Handling (a)	11,628	12,528	3,756
Corporate	210	247	181
	$31,334	$32,390	$23,568
Capital Expenditures
Flow Control	$2,808	$2,639	$2,791
Industrial Processing	3,123	5,113	12,288
Material Handling (a)	1,539	2,144	1,312
Corporate	125	61	168
	$7,595	$9,957	$16,559
Geographical Information
Revenue (i):
United States	$286,015	$309,957	$234,487
China	51,003	66,480	89,645
Canada	62,059	64,010	61,096
Germany	23,292	29,076	26,577
Finland	11,805	11,113	10,934
Other	200,854	224,008	211,047
	$635,028	$704,644	$633,786
Long-lived Assets (j):
United States	$40,293	$42,094	$35,446
China	9,844	10,319	11,069
Finland	8,013	6,960	6,998
Canada	7,221	7,948	8,193
Germany	6,051	5,925	6,223
Other	13,220	12,786	12,228
	$84,642	$86,032	$80,157

(a)Includes the SMH business in 2020 and 2019, which was acquired on January 2, 2019 (see Note 2, Acquisitions).
(b)Includes restructuring costs of $659,000 in 2020.
(c)Includes $1,861,000 of impairment charges and $277,000 of restructuring costs in 2020. Includes $2,336,000 of impairment charges and $192,000 of restructuring costs in 2019. Includes restructuring costs of $1,717,000 in 2018. Includes acquisition-related expenses of $679,000 in 2020 and $252,000 in 2018. Acquisition-related expenses include amortization expense associated with backlog and acquisition costs.
(d)Includes restructuring costs of $182,000 in 2020. Includes acquisition-related expenses of $350,000 in 2020 and $5,715,000 in 2019. Acquisition-related expenses include amortization expense associated with acquired profit in inventory and backlog, and acquisition costs.
(e)Represents general and administrative expenses, including $1,321,000 of acquisition transaction costs in 2018.
(f)The Company does not allocate interest and other expense, net to its segments.
(g)Includes a settlement loss of $5,887,000 in 2019 and a curtailment loss of $1,425,000 in 2018.
(h)Primarily includes cash and cash equivalents, tax assets, ROU assets, and property, plant, and equipment, net.
(i)Revenue is attributed to countries based on customer location.
(j)Represents property, plant, and equipment, net.

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
13.    Earnings per Share

Basic and diluted EPS were calculated as follows:

(In thousands, except per share amounts)	January 2, 2021	December 28, 2019	December 29, 2018
Net Income Attributable to Kadant	$55,196	$52,068	$60,413

Basic Weighted Average Shares	11,482	11,235	11,086
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	82	222	314
Diluted Weighted Average Shares	11,564	11,457	11,400

Basic Earnings per Share	$4.81	$4.63	$5.45

Diluted Earnings per Share	$4.77	$4.54	$5.30

The effect of outstanding and unvested RSUs of the Company's common stock totaling 22,900 shares in 2020, 24,000 shares in 2019, and 18,700 shares in 2018 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

14.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying consolidated balance sheet.
Changes in each component of AOCI, net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at December 28, 2019	$(36,145)	$(831)	$(644)	$(37,620)
Other comprehensive items before reclassifications	18,251	93	(416)	17,928
Reclassifications from AOCI	—	(32)	232	200
Net current period other comprehensive items	18,251	61	(184)	18,128
Balance at January 2, 2021	$(17,894)	$(770)	$(828)	$(19,492)

Kadant Inc.	2020 Financial Statements
Notes to Consolidated Financial Statements
Amounts reclassified out of AOCI are as follows:

(In thousands)	January 2, 2021	December 28, 2019	December 29, 2018	Statement of Income Line Item
Retirement Benefit Plans (a)
Recognized net actuarial loss	$(66)	$(70)	$(740)	Other expense, net
Amortization of prior service cost	(55)	(6)	(92)	Other expense, net
Settlement and curtailment losses	—	(5,887)	(1,425)	Other expense, net
Total expense before income taxes	(121)	(5,963)	(2,257)
Income tax benefit (provision)	153	(641)	549	Provision for income taxes
	32	(6,604)	(1,708)
Cash Flow Hedges (b)
Interest rate swap agreements	(333)	(8)	(11)	Interest expense
Forward currency-exchange contracts	28	(169)	22	Cost of revenue
Total (expense) income before income taxes	(305)	(177)	11
Income tax benefit (provision)	73	54	(3)	Provision for income taxes
	(232)	(123)	8
Total Reclassifications	$(200)	$(6,727)	$(1,700)

(a)Included in the computation of net periodic benefit cost. See Note 3, Employee Benefit Plans, for additional information.
(b)See Note 10, Derivatives, for additional information.

15.    Unaudited Quarterly Information

2020 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenue	$159,127	$152,860	$154,610	$168,431
Gross Profit	$68,323	$66,448	$68,316	$74,219

Net Income Attributable to Kadant	$12,531	$11,607	$14,851	$16,207

Earnings per Share Attributable to Kadant
Basic	$1.10	$1.01	$1.29	$1.41
Diluted	$1.09	$1.00	$1.28	$1.40

Cash Dividends Declared per Common Share	$0.24	$0.24	$0.24	$0.24

2019 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenue	$171,316	$177,165	$173,504	$182,659
Gross Profit	$70,515	$74,371	$74,247	$74,627

Net Income Attributable to Kadant	$10,900	$16,304	$16,115	$8,749

Earnings per Share Attributable to Kadant
Basic	$0.98	$1.46	$1.43	$0.77
Diluted	$0.96	$1.42	$1.41	$0.76

Cash Dividends Declared per Common Share	$0.23	$0.23	$0.23	$0.23