Form 10-Q
period 2021-04-03
KADANT INC
filed 2021-05-12
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of April 30, 2021, the registrant had 11,577,780 shares of common stock outstanding.

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended April 3, 2021

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	April 3, 2021	January 2, 2021
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$65,982	$65,682
Restricted cash	726	958
Accounts receivable, net of allowances of $2,797 and $2,977	104,378	91,540
Inventories	112,590	106,814
Unbilled revenue	6,204	7,576
Other current assets	19,874	17,250
Total Current Assets	309,754	289,820
Property, Plant, and Equipment, net of accumulated depreciation of $109,426 and $107,832	82,204	84,642
Other Assets	39,669	40,391
Intangible Assets, Net	155,534	160,965
Goodwill	348,504	351,753
Total Assets	$935,665	$927,571

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 4)	$1,417	$1,474
Accounts payable	38,988	32,264
Accrued payroll and employee benefits	25,525	31,168
Customer deposits	37,434	29,433
Advanced billings	9,801	8,513
Other current liabilities	33,429	31,836
Total Current Liabilities	146,594	134,688
Long-Term Obligations (Note 4)	221,067	232,000
Other Long-Term Liabilities	63,696	63,978

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	108,064	110,824
Retained earnings	493,067	479,400
Treasury stock at cost, 3,046,379 and 3,081,919 shares	(74,649)	(75,519)
Accumulated other comprehensive items (Note 6)	(24,040)	(19,492)
Total Kadant Stockholders' Equity	502,588	495,359
Noncontrolling interest	1,720	1,546
Total Stockholders' Equity	504,308	496,905
Total Liabilities and Stockholders' Equity	$935,665	$927,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
(In thousands, except per share amounts)
Revenue (Notes 1 and 9)	$172,463	$159,127

Costs and Operating Expenses:
Cost of revenue	96,748	90,804
Selling, general, and administrative expenses	49,431	45,592
Research and development expenses	2,857	3,076
	149,036	139,472
Operating Income	23,427	19,655
Interest Income	65	51
Interest Expense	(1,111)	(2,459)
Other Expense, Net	(24)	(32)
Income Before Provision for Income Taxes	22,357	17,215
Provision for Income Taxes (Note 3)	5,561	4,559
Net Income	16,796	12,656
Net Income Attributable to Noncontrolling Interest	(235)	(125)
Net Income Attributable to Kadant	$16,561	$12,531

Earnings per Share Attributable to Kadant (Note 2)
Basic	$1.43	$1.10
Diluted	$1.43	$1.09

Weighted Average Shares (Note 2)
Basic	11,553	11,432
Diluted	11,612	11,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
(In thousands)
Net Income	$16,796	$12,656
Other Comprehensive Items:
Foreign currency translation adjustment	(4,750)	(12,574)
Post-retirement liability adjustments, net (net of tax of $10 and $20)	28	50
Effect of post-retirement plan settlement	—	(119)
Deferred gain (loss) on cash flow hedges (net of tax of $19 and $(119))	113	(302)
Other comprehensive items	(4,609)	(12,945)
Comprehensive Income (Loss)	12,187	(289)
Comprehensive Income Attributable to Noncontrolling Interest	(174)	(114)
Comprehensive Income (Loss) Attributable to Kadant	$12,013	$(403)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
(In thousands)
Operating Activities
Net income attributable to Kadant	$16,561	$12,531
Net income attributable to noncontrolling interest	235	125
Net income	16,796	12,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,686	7,598
Stock-based compensation expense	1,499	1,639
(Benefit) provision for losses on accounts receivable	(129)	103
Loss (gain) on sale of property, plant, and equipment	48	(10)
Other items, net	(430)	(877)
Changes in current assets and liabilities, net of effects of an acquisition:
Accounts receivable	(13,955)	1,929
Unbilled revenue	1,231	844
Inventories	(6,612)	(3,735)
Other current assets	(2,690)	(1,107)
Accounts payable	8,031	(3,440)
Other current liabilities	7,617	(9,431)
Net cash provided by operating activities	19,092	6,169

Investing Activities
Acquisition	(125)	—
Purchases of property, plant, and equipment	(2,259)	(2,686)
Proceeds from sale of property, plant, and equipment	32	14
Net cash used in investing activities	(2,352)	(2,672)

Financing Activities
Repayment of long-term obligations	(19,563)	(2,969)
Proceeds from issuance of long-term obligations	10,139	—
Tax withholding payments related to stock-based compensation	(3,388)	(2,318)
Dividends paid	(2,770)	(2,628)
Proceeds from issuance of Company common stock	—	913
Net cash used in financing activities	(15,582)	(7,002)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(1,090)	(2,693)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	68	(6,198)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	66,640	68,273
Cash, Cash Equivalents, and Restricted Cash at End of Period	$66,708	$62,075

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended April 3, 2021
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 2, 2021	14,624,159	$146	$110,824	$479,400	3,081,919	$(75,519)	$(19,492)	$1,546	$496,905
Net income	—	—	—	16,561	—	—	—	235	16,796
Dividend declared – Common Stock, $0.25 per share	—	—	—	(2,894)	—	—	—	—	(2,894)
Activity under stock plans	—	—	(2,760)	—	(35,540)	870	—	—	(1,890)
Other comprehensive items	—	—	—	—	—	—	(4,548)	(61)	(4,609)
Balance at April 3, 2021	14,624,159	$146	$108,064	$493,067	3,046,379	$(74,649)	$(24,040)	$1,720	$504,308

	Three Months Ended March 28, 2020
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 28, 2019	14,624,159	$146	$106,698	$435,249	3,214,888	$(78,778)	$(37,620)	$1,384	$427,079
Net income	—	—	—	12,531	—	—	—	125	12,656
Dividend declared – Common Stock, $0.24 per share	—	—	—	(2,753)	—	—	—	—	(2,753)
Activity under stock plans	—	—	(1,241)	—	(60,244)	1,476	—	—	235
Other comprehensive items	—	—	—	—	—	—	(12,934)	(11)	(12,945)
Balance at March 28, 2020	14,624,159	$146	$105,457	$445,027	3,154,644	$(77,302)	$(50,554)	$1,498	$424,272

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at April 3, 2021, its results of operations, comprehensive income (loss), cash flows, and stockholders' equity for the three-month periods ended April 3, 2021 and March 28, 2020. Interim results are not necessarily indicative of results for a full year or for any other interim period.
The condensed consolidated balance sheet presented as of January 2, 2021 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021. The condensed consolidated financial statements and related notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the SEC.

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
Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three months ended April 3, 2021.

Supplemental Cash Flow Information

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Cash Paid for Interest	$892	$2,212
Cash Paid for Income Taxes, Net of Refunds	$5,344	$4,698

Non-Cash Investing Activities:
Non-cash additions to property, plant, and equipment	$169	$128

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$3,203	$3,670
Dividends declared but unpaid	$2,894	$2,753

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	April 3, 2021	March 28, 2020	January 2, 2021	December 28, 2019
Cash and cash equivalents	$65,982	$60,012	$65,682	$66,786
Restricted cash	726	2,063	958	1,487
Total Cash, Cash Equivalents, and Restricted Cash	$66,708	$62,075	$66,640	$68,273

Inventories
The components of inventories are as follows:

	April 3, 2021	January 2, 2021
(In thousands)
Raw Materials	$45,697	$46,413
Work in Process	23,789	17,692
Finished Goods	43,104	42,709
	$112,590	$106,814
Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
April 3, 2021
Definite-Lived
Customer relationships	$173,728	$(68,910)	$(1,760)	$103,058
Product technology	56,111	(32,557)	(1,200)	22,354
Tradenames	6,027	(3,054)	(325)	2,648
Other	18,248	(14,569)	(541)	3,138
	254,114	(119,090)	(3,826)	131,198
Indefinite-Lived
Tradenames	24,100	—	236	24,336
Acquired Intangible Assets	$278,214	$(119,090)	$(3,590)	$155,534

January 2, 2021
Definite-Lived
Customer relationships	$173,728	$(65,488)	$(1,316)	$106,924
Product technology	56,111	(31,655)	(1,005)	23,451
Tradenames	6,027	(2,946)	(282)	2,799
Other	18,248	(14,369)	(515)	3,364
	254,114	(114,458)	(3,118)	136,538
Indefinite-Lived
Tradenames	24,100	—	327	24,427
Acquired Intangible Assets	$278,214	$(114,458)	$(2,791)	$160,965

Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at January 2, 2021
Gross balance	$101,437	$215,881	$119,944	$437,262
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	101,437	130,372	119,944	351,753
2021 Adjustment
Currency translation	(1,273)	(466)	(1,510)	(3,249)
Total 2021 adjustment	(1,273)	(466)	(1,510)	(3,249)
Balance at April 3, 2021
Gross balance	100,164	215,415	118,434	434,013
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	$100,164	$129,906	$118,434	$348,504

Warranty Obligations
The Company's contracts covering the sale of its products include warranty provisions that provide assurance to its customers that the products will comply with agreed-upon specifications during a defined period of time. The Company provides for the estimated cost of product warranties at the time of sale based on historical occurrence rates and repair costs, as well as knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The Company negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications.
The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet. The changes in the carrying amount of product warranty obligations are as follows:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Balance at Beginning of Year	$7,064	$6,467
Provision charged to expense	1,664	1,270
Usage	(1,361)	(1,365)
Currency translation	(133)	(162)
Balance at End of Period	$7,234	$6,210

Revenue Recognition
Most of the Company’s revenue relates to products and services that require minimal customization and is recognized at a point in time for each performance obligation under the contract when the customer obtains control of the goods or service. The remaining portion of the Company’s revenue is recognized on an over time basis based on an input method that compares the costs incurred to date to the total expected costs required to satisfy the performance obligation. Contracts are accounted for on an over time basis when they include products which have no alternative use and an enforceable right to payment over time. Most of the contracts recognized on an over time basis are for large capital projects. These projects are highly customized for the customer and, as a result, would include a significant cost to rework in the event of cancellation.
The following table presents revenue by revenue recognition method:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2021	2020
Point in Time	$154,417	$136,092
Over Time	18,046	23,035
	$172,463	$159,127

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2021	2020
Revenue by Product Type:
Parts and Consumables	$118,107	$105,098
Capital	54,356	54,029
	$172,463	$159,127
Revenue by Geography (based on customer location):
North America	$95,092	$93,823
Europe	44,641	36,014
Asia	21,813	15,908
Rest of World	10,917	13,382
	$172,463	$159,127

See Note 9, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

	April 3, 2021	January 2, 2021
(In thousands)
Accounts Receivable	$104,378	$91,540
Contract Assets	$6,204	$7,576
Contract Liabilities	$48,286	$39,269

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
The Company recognized revenue of $17,140,000 in the first three months of 2021 and $19,708,000 in the first three months of 2020 that was included in the contract liabilities balance at the beginning of 2021 and 2020. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require long lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of April 3, 2021 was $16,990,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 48% of which is expected to occur within the next twelve months and the remaining 52% within the following twelve months.

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $10,347,000 at April 3, 2021 and $9,445,000 at January 2, 2021, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance, including the recognition of franchise tax, the treatment of a step up in the tax basis of goodwill, and the timing for recognition of enacted changes in tax laws or rates in the interim period annual effective tax rate computation. This new guidance is effective in fiscal 2021, and the transition requirements are primarily prospective. The Company adopted this ASU prospectively at the beginning of fiscal 2021 and its adoption did not have an impact on the condensed consolidated financial statements.

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

2.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
(In thousands, except per share amounts)

Net Income Attributable to Kadant	$16,561	$12,531

Basic Weighted Average Shares	11,553	11,432
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	59	76
Diluted Weighted Average Shares	11,612	11,508

Basic Earnings per Share	$1.43	$1.10

Diluted Earnings per Share	$1.43	$1.09

The effect of outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 44,000 shares in the first quarter of 2021 and 43,000 shares in the first quarter of 2020 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

3.    Provision for Income Taxes

The provision for income taxes was $5,561,000 in the first three months of 2021 and $4,559,000 in the first three months of 2020. The effective tax rate of 25% in the first three months of 2021 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company's worldwide earnings, state taxes, and tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 26% in the first three months of 2020 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, state taxes, the distribution of the Company’s worldwide earnings, and tax expense associated with GILTI. This incremental tax expense was offset in part by the reversal of tax reserves associated with uncertain tax positions.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Long-Term Obligations

Long-term obligations are as follows:

	April 3, 2021	January 2, 2021
(In thousands)
Revolving Credit Facility, due 2023	$207,257	$217,963
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2021 to 2025	1,570	1,631
Other Borrowings, due 2021 to 2023	3,657	3,880
Total	222,484	233,474
Less: Current Maturities of Long-Term Obligations	(1,417)	(1,474)
Long-Term Obligations	$221,067	$232,000

See Note 8, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
The Company entered into an unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). Pursuant to the Credit Agreement, the Company has a borrowing capacity of $400,000,000, with an uncommitted, unsecured incremental borrowing facility of $150,000,000, with a maturity date of December 14, 2023. Interest on borrowings outstanding accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, plus an applicable margin of 0% to 1.25%, or (ii) LIBOR (with a zero percent floor), as defined, plus an applicable margin of 1% to 2.25%. The Base Rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, N.A. (Citizens Bank) and (c) thirty-day U.S. dollar LIBOR (USD LIBOR), as defined, plus 0.50%. The applicable margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $30,000,000 and certain debt obligations, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement.
The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default under such financing arrangements. In addition, the Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to maintain a maximum consolidated leverage ratio of 3.75 to 1.00, or, if the Company elects, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, 4.00 to 1.00, and limitations on making certain restricted payments (including dividends and stock repurchases).
Loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. In addition, one of the Company’s foreign subsidiaries entered into a separate guarantee agreement limited to certain obligations of two foreign subsidiary borrowers.
As of April 3, 2021, the outstanding balance under the Credit Agreement was $207,257,000, which included $48,257,000 of euro-denominated borrowings. As of April 3, 2021, the Company had $192,819,000 of borrowing capacity available under its Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.
See Note 7, Derivatives, under the heading Interest Rate Swap Agreement, for information relating to the swap agreement used to hedge the Company’s exposure to movements in the three-month USD LIBOR on its U.S. dollar-denominated debt borrowed under the Credit Agreement.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 1.56% as of April 3, 2021.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Debt Compliance
As of April 3, 2021, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for vehicles.

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $1,266,000 at April 3, 2021. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,566,000 at the end of the lease term in August 2022. If the Company does not exercise the purchase option for the facility, the Company will receive cash from the landlord to settle the loan receivable. As of April 3, 2021, $3,615,000 was outstanding under this obligation.

5.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,499,000 in the first quarter of 2021 and $1,639,000 in the first quarter of 2020 within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $11,500,000 at April 3, 2021 and will be recognized over a weighted average period of 2.1 years.

Performance-based RSUs
On March 9, 2021, the Company granted performance-based RSUs to certain of its officers, which represented, in aggregate, the right to receive 22,613 shares (the target RSU amount), with an aggregate grant date fair value of $3,962,000. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2021 fiscal year, which is a specified target for adjusted earnings before interest, taxes, depreciation, and amortization (adjusted EBITDA) generated from operations for the 2021 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the RSU amount. Actual adjusted EBITDA in excess of 115% results in an adjustment capped at 150% of the RSU amount. If actual

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2021 fiscal year, these performance-based RSUs will be forfeited. The Company recognizes compensation expense based on the probable number of performance-based RSUs expected to vest. Following the adjustment, the performance-based RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2022, 2023, and 2024, provided that the officer is employed by the Company on the applicable vesting dates.

Time-based RSUs
On March 9, 2021, the Company also granted time-based RSUs representing 21,559 shares to its officers and employees with an aggregate grant date fair value of $3,777,000. These time-based RSUs generally vest in three equal annual installments on March 10 of 2022, 2023, and 2024, provided that a recipient remains employed by the Company on the applicable vesting dates.

6.    Accumulated Other Comprehensive Items

Comprehensive income (loss) combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at January 2, 2021	$(17,894)	$(770)	$(828)	$(19,492)
Other comprehensive items before reclassifications	(4,689)	18	30	(4,641)
Reclassifications from AOCI	—	10	83	93
Net current period other comprehensive items	(4,689)	28	113	(4,548)
Balance at April 3, 2021	$(22,583)	$(742)	$(715)	$(24,040)

Amounts reclassified from AOCI are as follows:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020	Statement of Income Line Item
Post-retirement Benefit Plans
Recognized net actuarial loss	$(11)	$(15)	Other expense, net
Amortization of prior service cost	(3)	(2)	Other expense, net
Total expense before income taxes	(14)	(17)
Income tax benefit	4	124	Provision for income taxes
	(10)	107
Cash Flow Hedges (a)
Interest rate swap agreements	(109)	(34)	Interest expense
Forward currency-exchange contracts	—	(23)	Cost of revenue
Total expense before income taxes	(109)	(57)
Income tax benefit	26	14	Provision for income taxes
	(83)	(43)
Total Reclassifications	$(93)	$64

(a)See Note 7, Derivatives, for additional information.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    Derivatives

Interest Rate Swap Agreement
In 2018, the Company entered into an interest rate swap agreement (2018 Swap Agreement) with Citizens Bank to hedge its exposure to movements in USD LIBOR on its U.S. dollar-denominated debt. The 2018 Swap Agreement has a $15,000,000 notional value and expires on June 30, 2023. On a quarterly basis, the Company receives three-month USD LIBOR, which is subject to a zero percent floor, and pays a fixed rate of interest of 3.15% plus an applicable margin as defined in the Credit Agreement.
The Company designated its 2018 Swap Agreement as a cash flow hedge and structured it to be 100% effective. Unrealized gains and losses related to the fair value of the 2018 Swap Agreement are recorded to AOCI, net of tax. In the event of early termination, the Company will receive from or pay to the counterparty the fair value of the 2018 Swap Agreement, and the unrealized gain or loss outstanding will be recognized in earnings.
The counterparty to the 2018 Swap Agreement could demand an early termination of that agreement if the Company were to be in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and if it were to be unable to cure the default. See Note 4, Long-Term Obligations, for further details.

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
The Company recognized losses of $3,000 in the first quarter of 2021 and $34,000 in the first quarter of 2020 within SG&A expenses in the accompanying condensed consolidated statement of income associated with forward currency-exchange contracts that were not designated as hedges.
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		April 3, 2021		January 2, 2021
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contract	Other Current Assets	$—	$—	$25	$842
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(9)	$842	$—	$—
2018 Swap Agreement	Other Long-Term Liabilities	$(933)	$15,000	$(1,099)	$15,000

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$12	$582
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(3)	$266	$(7)	$825

(a) See Note 8, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b) The 2021 notional amounts are indicative of the level of the Company's recurring derivative activity.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the three months ended April 3, 2021:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contracts	Total
Unrealized (Loss) Gain, Net of Tax, at January 2, 2021	$(846)	$18	$(828)
Loss reclassified to earnings (a)	83	—	83
Gain (loss) recognized in AOCI	55	(25)	30
Unrealized Loss, Net of Tax, at April 3, 2021	$(708)	$(7)	$(715)

(a) See Note 6, Accumulated Other Comprehensive Items, for the income statement classification.

As of April 3, 2021, the Company expects to reclassify losses of $346,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the 2018 Swap Agreement and the maturity date of the forward currency-exchange contract.

8.    Fair Value Measurements and Fair Value of Financial Instruments

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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of April 3, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$10,637	$—	$—	$10,637
Banker's acceptance drafts (a)	$—	$10,347	$—	$10,347
Liabilities:
2018 Swap Agreement	$—	$933	$—	$933
Forward currency-exchange contracts	$—	$12	$—	$12

	Fair Value as of January 2, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$8,054	$—	$—	$8,054
Banker's acceptance drafts (a)	$—	$9,445	$—	$9,445
Forward currency-exchange contracts	$—	$37	$—	$37
Liabilities:
2018 Swap Agreement	$—	$1,099	$—	$1,099
Forward currency-exchange contracts	$—	$7	$—	$7

(a)Included in accounts receivable in the accompanying condensed consolidated balance sheet.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first three months of 2021. Banker's acceptance drafts are carried at face value. which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the 2018 Swap Agreement is based on USD LIBOR yield curves at the reporting date. The forward currency-exchange contracts and the 2018 Swap Agreement are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of debt obligations, excluding lease obligations and other borrowings, are as follows:

	April 3, 2021		January 2, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$207,257	$207,257	$217,963	$217,963
Senior promissory notes	10,000	11,130	10,000	11,157
	$217,257	$218,387	$227,963	$229,120

The carrying value of the Company's revolving credit facility approximates the fair value as the obligation bears variable rates of interest, which adjust frequently, based on prevailing market rates. The fair value of the senior promissory notes is primarily calculated based on quoted market rates plus an applicable margin available to the Company at the respective period ends, which represent Level 2 measurements.

9.    Business Segment Information

The Company has combined its operating entities into three reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of the fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of the wood processing and stock-preparation product lines; and the Material Handling segment consists of the conveying and screening, baling, and fiber-based product lines. A description of each segment follows.

•Flow Control – Custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, tissue, food, metals, and other industrial sectors. The Company's primary products include rotary sealing devices, steam systems, expansion joints, doctor systems, roll and fabric cleaning devices, and filtration and fiber recovery systems.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2021	2020
Revenue
Flow Control	$63,754	$57,149
Industrial Processing	69,154	64,709
Material Handling	39,555	37,269
	$172,463	$159,127

Income Before Provision for Income Taxes
Flow Control	$16,443	$13,330
Industrial Processing	11,133	9,436
Material Handling	4,443	4,134
Corporate (a)	(8,592)	(7,245)
Total operating income	23,427	19,655
Interest expense, net (b)	(1,046)	(2,408)
Other expense, net (b)	(24)	(32)
	$22,357	$17,215

Capital Expenditures
Flow Control	$334	$821
Industrial Processing	1,804	1,464
Material Handling	121	398
Corporate	—	3
	$2,259	$2,686

(a) Represents general and administrative expenses.
(b) The Company does not allocate interest and other expense, net to its segments.

10.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $6,476,000 at April 3, 2021 and $7,568,000 at January 2, 2021 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully Risk Factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed with the Securities and Exchange Commission (SEC) and as may be further amended and/or restated in subsequent filings with the SEC.

Overview
Company Background
We are a global supplier of high-value, critical components and engineered systems used in process industries worldwide. Our products, technologies, and services play an integral role in enhancing process efficiency, optimizing energy utilization, and maximizing productivity in resource-intensive industries.
Our financial results are reported in three reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of our wood processing and stock-preparation product lines; and the Material Handling segment consists of our conveying and screening, baling, and fiber-based product lines.
A description of each segment is as follows:
•Flow Control – Custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, tissue, food, metals, and other industrial sectors. Our primary products include rotary sealing devices, steam systems, expansion joints, doctor systems, roll and fabric cleaning devices, and filtration and fiber recovery systems.
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products, and alternative fuel industries, among others. Our primary products include stock-preparation systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers, and logging machinery. In addition, we provide industrial automation and digitization solutions to process industries.
•Material Handling – Products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the aggregates, mining, food, and waste management industries, among others. Our primary products include conveying and vibratory equipment and balers. In addition, we manufacture and sell biodegradable, absorbent granules used as carriers in agricultural applications and for oil and grease absorption.

Industry and Business Overview
We had record bookings of $204 million in the first quarter of 2021 due to strong demand for our parts and consumables products, as well as a high level of capital project activity. This follows the previous bookings record set in the fourth quarter of 2020 as our businesses rebounded from the impact of the COVID-19 pandemic, which began to affect our Chinese operations in February 2020 and our other major operations late in the first quarter of 2020. As a result, our bookings and revenue were adversely impacted for a substantial part of 2020 due to reduced or delayed spending by our customers.

KADANT INC.

However, many of the markets in which we operate began to normalize in the latter part of 2020. We ended the first quarter of 2021 with a record backlog of $223 million. An overview of our business by segment is as follows:
•Flow Control – Orders for our parts and consumables products at all our Flow Control businesses began to recover in the latter part of 2020 and this trend continued through the first quarter of 2021. This was partially due to pent-up demand resulting from the adverse effect of COVID-19 pandemic-related downtimes and shutdowns, as well as visitation restrictions at many customer facilities earlier in 2020. Capital equipment bookings increased from depressed levels encountered during most of 2020, with capital equipment revenue anticipated to increase in the second quarter of 2021.
•Industrial Processing – Our wood processing business continues to experience strong demand for its products, fueled by a robust U.S. housing market and high demand for lumber, oriented strand board and plywood, which increased mill run rates resulting in higher parts consumption and capital equipment investment by our customers at our North American operations. Additionally, our European wood processing operation is experiencing a similar impact. While bookings for both parts and consumables products and capital equipment have been strong, revenue related to capital equipment orders will not accelerate until the second quarter of 2021. Conversely, despite several large project orders at our U.S. and Chinese operations in the fourth quarter of 2020, our stock-preparation business continues to be negatively impacted by delays on large capital projects and reductions in capital equipment spending due to the COVID-19 pandemic, as well as uncertainty in Asia surrounding our customers' response to China's recovered paper import restriction. The continued strength for our stock-preparation parts and consumables products, due in part to the ongoing recovery from a significant downturn in mid-2020 as a result of the COVID-19 pandemic, partially mitigated the effects of depressed capital equipment orders.
•Material Handling – Bookings for parts and consumables products rebounded in the first quarter of 2021 primarily due to increased customer spending as a result of the relaxation of COVID-19 pandemic-related shutdowns and visitation restrictions, which we expect to continue. Demand for our capital equipment has increased in the last few quarters driven by our baling business, which has experienced improved business conditions, including the recovery of recycled commodity prices.

While we have seen improved market conditions and increased demand for our products over the last two quarters, there is uncertainty surrounding the continued recovery in certain regions of the world due to variability around vaccine availability and COVID-19 infection rates. Travel and visitation restrictions continue to have an impact on our ability to interact with our customers, which affects the timing of orders. For more information on risks related to health epidemics to our business, including COVID-19, please see Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

International Sales
Slightly more than half of our sales are to customers outside the United States, mainly in Europe, Asia, and Canada. As a result, our financial performance can be materially affected by currency exchange rate fluctuations between the U.S. dollar and foreign currencies. To mitigate the impact of foreign currency fluctuations, we generally seek to charge our customers in the same currency in which our operating costs are incurred. Additionally, we may enter into forward currency exchange contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. We currently do not use derivative instruments to hedge our exposure to exchange rate fluctuations created by the translation into the U.S. dollar of our foreign subsidiaries' results that are in functional currencies other than the U.S. dollar.

Global Trade
In 2018, the United States began imposing tariffs on certain imports from China, which has and will continue to increase the cost of some of the equipment that we import. Although we have worked to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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

Results of Operations

First Quarter 2021 Compared With First Quarter 2020

Revenue
The following table presents the change in revenue by segment between the first quarters of 2021 and 2020, and those changes excluding the effect of foreign currency translation and an acquisition which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by segment in the first quarters of 2021 and 2020 was as follows:

							(Non-GAAP)
	Three Months Ended				Currency Translation	Acquisition	Change in Organic Revenue
(In thousands, except percentages)	April 3, 2021	March 28, 2020	Total Increase	% Change			Increase	% Change
Flow Control	$63,754	$57,149	$6,605	12%	$1,630	$—	$4,975	9%
Industrial Processing	69,154	64,709	4,445	7%	3,027	509	909	1%
Material Handling	39,555	37,269	2,286	6%	1,355	—	931	2%
Consolidated Revenue	$172,463	$159,127	$13,336	8%	$6,012	$509	$6,815	4%

Consolidated revenue in the first quarter of 2021 increased 8%, while consolidated organic revenue increased 4%, driven by higher demand for parts and consumables products at our Flow Control and Industrial Processing segments as described below.
Revenue at our Flow Control segment increased 12% in the first quarter of 2021, while organic revenue increased 9%. These increases resulted from higher demand for parts and consumables products across all our operations, which was due in part to maintenance requirements at many of our customer locations and pent-up demand resulting from the adverse effect of the COVID-19 pandemic during most of 2020. Organic revenue for capital equipment declined slightly in the first quarter of 2021 compared to the first quarter of 2020. The continued impact of curtailed capital equipment orders by our customers during 2020 primarily at our North American operations was mostly offset by an increase in capital equipment revenue at our Chinese business due to lower revenues in the first quarter of 2020 from customer-requested deferrals of equipment installations and a rebound in the Chinese economy in the first quarter of 2021.
Revenue at our Industrial Processing segment increased 7% in the first quarter of 2021, while organic revenue increased 1%. Increased demand for parts and consumables products at our wood processing business was driven by continued near-capacity mill run rates resulting in higher parts consumption. Revenue for parts and consumables at most of our stock-preparation operations also increased, due in part to pent-up demand related to the impact of the COVID-19 pandemic and lower revenue from the adverse effects of COVID-19 in the 2020 quarter. These increases were largely offset by a decline in demand for capital equipment at our stock-preparation business due to the continued impact of curtailed capital equipment spending by our customers as a result of the COVID-19 pandemic.
Revenue at our Material Handling segment increased 6% in the first quarter of 2021, while organic revenue increased 2%. Organic revenue increased at our conveying and screening business primarily due to incremental capital equipment revenue related to a large order which began in the fourth quarter of 2019 that will be essentially complete in the second quarter of 2021, and at our baling business due to improved business conditions, including the recovery of recycled commodity prices. These increases were partially offset by a decline in demand for parts and consumables at our conveying and screening business due to a reduction in customer spending as a result of the continued impact of shutdowns and visitation restrictions related to the COVID-19 pandemic.

KADANT INC.

Gross Profit Margin
Gross profit margin by segment in the first quarters of 2021 and 2020 was as follows:

	Three Months Ended		Basis Point Change
	April 3, 2021	March 28, 2020
Flow Control	53.3%	52.9%	40	bps
Industrial Processing	40.5%	38.4%	210	bps
Material Handling	34.7%	35.5%	(80)	bps
Consolidated Gross Profit Margin	43.9%	42.9%	100	bps

Consolidated gross profit margin increased in the first quarter of 2021 compared with the first quarter of 2020 primarily due to a greater proportion of higher-margin parts and consumables revenue and improved margins on our capital equipment products.
Gross profit margin at our Flow Control segment was relatively unchanged in the first quarter of 2021.
Gross profit margin at our Industrial Processing segment increased in the first quarter of 2021 driven by improved margins at our wood processing business resulting from a greater proportion of higher-margin parts and consumables revenue, manufacturing efficiencies related to higher production volumes, and benefits received from government employee retention assistance programs.
Gross profit margin at our Material Handling segment decreased in the first quarter of 2021 primarily due to a greater proportion of lower-margin capital equipment revenue at our conveying and screening business, offset in part by improved margins on our capital equipment at our baling business.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the first quarters of 2021 and 2020 were as follows:

	Three Months Ended
(In thousands, except percentages)	April 3, 2021	% of Revenue	March 28, 2020	% of Revenue	Increase	% Change
Flow Control	$16,508	26%	$15,942	28%	$566	4%
Industrial Processing	15,662	23%	13,820	21%	1,842	13%
Material Handling	8,786	22%	8,681	23%	105	1%
Corporate	8,475	N/A	7,149	N/A	1,326	19%
Consolidated SG&A Expenses	$49,431	29%	$45,592	29%	$3,839	8%

Consolidated SG&A expenses as a percentage of revenue remained unchanged at 29% in the first quarters of 2021 and 2020. Consolidated SG&A expenses were adversely impacted by the unfavorable effect of currency translation of $1.7 million, incremental professional services fees at Corporate, and the impact of foreign currency transactions of $1.3 million primarily related to gains in the 2020 period on U.S. dollar-denominated cash at foreign operations. These increases were offset in part by reduced travel-related costs in the first quarter of 2021.
SG&A expenses as a percentage of revenue at our Flow Control segment decreased to 26% in the first quarter of 2021 compared with 28% in the first quarter of 2020 due to higher revenues in the 2021 period. SG&A expenses increased in the first quarter of 2021 compared with the first quarter of 2020 principally due to $0.5 million from the unfavorable effect of foreign currency translation and the impact of foreign currency transactions primarily related to gains in the 2020 period on U.S. dollar-denominated cash at our Mexican business, offset in part by reduced travel-related costs.
SG&A expenses at our Industrial Processing segment increased to 23% of revenue in the first quarter of 2021 compared with 21% in the first quarter of 2020 principally due to $0.9 million from the unfavorable effect of foreign currency translation and $0.6 million from the impact of foreign currency transactions primarily related to gains in the 2020 period on U.S. dollar-denominated cash at this segment's Canadian operations.
SG&A expenses as a percentage of revenue at our Material Handling segment decreased to 22% in the first quarter of 2021 compared with 23% in the first quarter of 2020 due to higher revenues in the 2021 period.
SG&A expenses at Corporate increased in the first quarter of 2021 compared with the first quarter of 2020 primarily due to incremental professional services fees.

KADANT INC.

Interest Expense
Interest expense decreased to $1.1 million in the first quarter of 2021 from $2.5 million in the first quarter of 2020 due to lower outstanding debt and a lower weighted-average interest rate.

Provision for Income Taxes
Our provision for income taxes increased to $5.6 million in the first quarter of 2021 from $4.6 million in the first quarter of 2020. The effective tax rate of 25% in the first quarter of 2021 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, and tax expense associated with Global Intangible Low-Taxed Income (GILTI) provisions. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 26% in the first quarter of 2020 was higher than our statutory rate of 21% primarily due to nondeductible expenses, state taxes, the distribution of our worldwide earnings, and tax expense associated with GILTI. This incremental tax expense was offset in part by the reversal of tax reserves associated with uncertain tax positions.

Net Income
Net income increased $4.1 million to $16.8 million in the first quarter of 2021 from $12.7 million in the first quarter of 2020 primarily due to a $3.8 million increase in operating income and a $1.3 million decrease in interest expense, offset in part by a $1.0 million increase in provision for income taxes (see discussions above for further details).

Liquidity and Capital Resources

Consolidated working capital was $163.2 million at April 3, 2021, compared with $155.1 million at January 2, 2021. Cash and cash equivalents were $66.0 million at April 3, 2021, compared with $65.7 million at January 2, 2021, which included cash and cash equivalents held by our foreign subsidiaries of $64.2 million at April 3, 2021 and $63.6 million at January 2, 2021.

Cash Flows
Cash flow information in the first quarter of 2021 and 2020 was as follows:

	Three Months Ended
(In thousands)	April 3, 2021	March 28, 2020
Net Cash Provided by Operating Activities	$19,092	$6,169
Net Cash Used in Investing Activities	(2,352)	(2,672)
Net Cash Used in Financing Activities	(15,582)	(7,002)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(1,090)	(2,693)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$68	$(6,198)

Operating Activities
Cash provided by operating activities increased to $19.1 million in the first quarter of 2021 from $6.2 million in the first quarter of 2020. Our operating cash flows are primarily from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations. The increase in cash provided by operating activities in the 2021 period was driven by a reduction in cash used for working capital and improved net income.
Cash used for working capital was $6.4 million in the first quarter of 2021 and $14.9 million in the first quarter of 2020. Cash used for working capital in the first quarter of 2021 included cash used of $14.0 million for accounts receivable due to revenue growth and the timing of revenue and $6.6 million for inventories relating to purchases for orders that will be shipped later in fiscal 2021. These uses of cash were offset in part by $8.0 million of cash provided by accounts payable primarily for inventory purchases related to increased order activity and $7.6 million from other current liabilities primarily for customer deposits related to capital equipment orders anticipated to ship later in fiscal 2021. Cash used for working capital in the first quarter of 2020 included cash used of $3.7 million related to the buildup of inventory for large capital orders, $3.4 million in accounts payable for payments related to inventory purchases made in 2019 for large capital orders, and $9.4 million for other current liabilities primarily related to incentive compensation payments and a final payment of $2.4 million to settle our post-retirement restoration plan.

KADANT INC.

Investing Activities
Cash used in investing activities was $2.4 million in the first quarter of 2021 and $2.7 million in the first quarter of 2020 primarily related to capital expenditures in both periods.

Financing Activities
Cash used in financing activities was $15.6 million in the first quarter of 2021 and $7.0 million in the first quarter of 2020. Repayment of long-term obligations was $19.6 million in the first quarter of 2021 and $3.0 million in the first quarter of 2020. Borrowings under our revolving credit facility were $10.1 million in the 2021 period.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $1.1 million reduction in cash, cash equivalents, and restricted cash in the first quarter of 2021 is primarily attributable to the strengthening of the U.S. dollar against the euro. The $2.7 million reduction in cash, cash equivalents, and restricted cash in the first quarter of 2020 primarily related to the strengthening of the U.S. dollar against the Mexican peso, Canadian dollar and Brazilian real.

Borrowing Capacity and Debt Obligations
We entered into an unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). As of April 3, 2021, we have a borrowing capacity of over $450 million, including $192.8 million available under the Credit Agreement, an additional $150 million in an uncommitted, unsecured incremental borrowing facility under the Credit Agreement, and $115 million of senior promissory notes available for issuance under our uncommitted Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement). Under these agreements, our leverage ratio must be less than 3.75, or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.00. As of April 3, 2021, our leverage ratio was 1.50 and we were in compliance with our debt covenants. We do not have any mandatory principal payments on our long-term debt obligations until 2023. See Note 4, Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 13, 2020, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 13, 2020 to May 13, 2021. We have not repurchased any shares of our common stock under this authorization.
We paid cash dividends of $2.8 million in the first quarter of 2021. On March 10, 2021, we declared a quarterly cash dividend of $0.25 per share totaling $2.9 million that was paid on May 12, 2021. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.
We plan to make expenditures of approximately $12 to $13 million during the remainder of 2021 for property, plant, and equipment.
As of April 3, 2021, we had approximately $275.1 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $252.0 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first quarter of 2021, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $5.9 million.
In the future, our liquidity position will be affected by the level of cash flows from operations, cash paid to service our debt obligations, acquisitions, capital projects, dividends, and stock repurchases. We believe that our existing resources, together with the borrowings available under our Credit Agreement and available through our Note Purchase Agreement, and the cash we expect to generate from operations, will be sufficient to meet the capital requirements of our operations for the foreseeable future.

KADANT INC.

Contractual Obligations and Other Commercial Commitments
There have been no significant changes to our contractual obligations and other commercial commitments during the first quarter of 2021 compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Application of Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management evaluates its estimates on an ongoing basis based on historical experience, current economic and market conditions, and other assumptions management believes are reasonable. We believe that our most critical accounting policies which are significant to our consolidated financial statements, and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021. There have been no material changes to these critical accounting policies since the end of fiscal 2020 that warrant disclosure.

Recent Accounting Pronouncements
See Note 1, under the headings Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted, in the accompanying condensed consolidated financial statements for details.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2021. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of April 3, 2021, our Chief Executive Officer and Chief Financial Officer concluded that as of April 3, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KADANT INC.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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

KADANT INC.

Date: May 12, 2021	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)