Form 10-Q
period 2021-07-03
KADANT INC
filed 2021-08-11
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 30, 2021, the registrant had 11,580,305 shares of common stock outstanding.

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended July 3, 2021

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	July 3, 2021	January 2, 2021
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$73,436	$65,682
Restricted cash (Notes 1 and 11)	84,708	958
Accounts receivable, net of allowances of $2,654 and $2,977	106,791	91,540
Inventories	114,316	106,814
Unbilled revenue	6,481	7,576
Other current assets	19,764	17,250
Total Current Assets	405,496	289,820
Property, Plant, and Equipment, net of accumulated depreciation of $112,428 and $107,832	81,757	84,642
Other Assets	40,370	40,391
Intangible Assets, Net	151,582	160,965
Goodwill	350,271	351,753
Total Assets	$1,029,476	$927,571

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 4)	$1,355	$1,474
Accounts payable	44,087	32,264
Accrued payroll and employee benefits	28,915	31,168
Customer deposits	40,617	29,433
Advanced billings	9,110	8,513
Other current liabilities	37,096	31,836
Total Current Liabilities	161,180	134,688
Long-Term Obligations (Note 4)	272,370	232,000
Other Long-Term Liabilities	64,800	63,978

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	110,529	110,824
Retained earnings	513,036	479,400
Treasury stock at cost, 3,043,854 and 3,081,919 shares	(74,587)	(75,519)
Accumulated other comprehensive items (Note 6)	(19,889)	(19,492)
Total Kadant Stockholders' Equity	529,235	495,359
Noncontrolling interest	1,891	1,546
Total Stockholders' Equity	531,126	496,905
Total Liabilities and Stockholders' Equity	$1,029,476	$927,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(In thousands, except per share amounts)
Revenue (Notes 1 and 9)	$195,811	$152,860	$368,274	$311,987

Costs and Operating Expenses:
Cost of revenue	110,493	86,412	207,241	177,216
Selling, general, and administrative expenses	49,267	45,073	98,698	90,665
Research and development expenses	3,041	2,798	5,898	5,874
Restructuring costs	—	456	—	456
	162,801	134,739	311,837	274,211
Operating Income	33,010	18,121	56,437	37,776
Interest Income	56	37	121	88
Interest Expense	(1,066)	(1,931)	(2,177)	(4,390)
Other Expense, Net	(24)	(31)	(48)	(63)
Income Before Provision for Income Taxes	31,976	16,196	54,333	33,411
Provision for Income Taxes (Note 3)	8,949	4,474	14,510	9,033
Net Income	23,027	11,722	39,823	24,378
Net Income Attributable to Noncontrolling Interest	(163)	(115)	(398)	(240)
Net Income Attributable to Kadant	$22,864	$11,607	$39,425	$24,138

Earnings per Share Attributable to Kadant (Note 2)
Basic	$1.97	$1.01	$3.41	$2.11
Diluted	$1.96	$1.00	$3.39	$2.09

Weighted Average Shares (Note 2)
Basic	11,579	11,482	11,566	11,457
Diluted	11,650	11,552	11,631	11,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(In thousands)
Net Income	$23,027	$11,722	$39,823	$24,378
Other Comprehensive Items:
Foreign currency translation adjustment	4,089	4,742	(661)	(7,832)
Post-retirement liability adjustments, net (net of tax provision of $2, $0, $12 and $20)	5	(2)	33	48
Effect of post-retirement plan settlement	—	—	—	(119)
Deferred gain (loss) on cash flow hedges (net of tax provision (benefit) of $21, $(3), $40 and $(122))	65	(24)	178	(326)
Other comprehensive items	4,159	4,716	(450)	(8,229)
Comprehensive Income	27,186	16,438	39,373	16,149
Comprehensive Income Attributable to Noncontrolling Interest	(171)	(140)	(345)	(254)
Comprehensive Income Attributable to Kadant	$27,015	$16,298	$39,028	$15,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
(In thousands)
Operating Activities
Net income attributable to Kadant	$39,425	$24,138
Net income attributable to noncontrolling interest	398	240
Net income	39,823	24,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,402	15,174
Stock-based compensation expense	4,026	3,516
(Benefit) provision for losses on accounts receivable	(241)	303
Loss on sale of property, plant, and equipment	91	—
Other items, net	(1,054)	(565)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,321)	4,761
Unbilled revenue	1,005	2,706
Inventories	(7,312)	(9,372)
Other current assets	(1,780)	1,572
Accounts payable	12,904	(5,032)
Other current liabilities	15,935	(9,233)
Net cash provided by operating activities	63,478	28,208

Investing Activities
Acquisitions, net of cash acquired	(159)	(7,066)
Purchases of property, plant, and equipment	(4,318)	(3,597)
Proceeds from sale of property, plant, and equipment	71	11
Other	537	—
Net cash used in investing activities	(3,869)	(10,652)

Financing Activities
Repayment of long-term obligations	(47,138)	(24,160)
Proceeds from issuance of long-term obligations (Note 4)	88,888	7,000
Tax withholding payments related to stock-based compensation	(3,388)	(2,318)
Dividends paid	(5,664)	(5,381)
Proceeds from issuance of Company common stock	—	1,445
Net cash provided by (used in) financing activities	32,698	(23,414)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(803)	(1,466)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	91,504	(7,324)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	66,640	68,273
Cash, Cash Equivalents, and Restricted Cash at End of Period	$158,144	$60,949

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended July 3, 2021
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at April 3, 2021	14,624,159	$146	$108,064	$493,067	3,046,379	$(74,649)	$(24,040)	$1,720	$504,308
Net income	—	—	—	22,864	—	—	—	163	23,027
Dividend declared – Common Stock, $0.25 per share	—	—	—	(2,895)	—	—	—	—	(2,895)
Activity under stock plans	—	—	2,465	—	(2,525)	62	—	—	2,527
Other comprehensive items	—	—	—	—	—	—	4,151	8	4,159
Balance at July 3, 2021	14,624,159	$146	$110,529	$513,036	3,043,854	$(74,587)	$(19,889)	$1,891	$531,126

	Six Months Ended July 3, 2021
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 2, 2021	14,624,159	$146	$110,824	$479,400	3,081,919	$(75,519)	$(19,492)	$1,546	$496,905
Net income	—	—	—	39,425	—	—	—	398	39,823
Dividends declared – Common Stock, $0.50 per share	—	—	—	(5,789)	—	—	—	—	(5,789)
Activity under stock plans	—	—	(295)	—	(38,065)	932	—	—	637
Other comprehensive items	—	—	—	—	—	—	(397)	(53)	(450)
Balance at July 3, 2021	14,624,159	$146	$110,529	$513,036	3,043,854	$(74,587)	$(19,889)	$1,891	$531,126

	Three Months Ended June 27, 2020
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 28, 2020	14,624,159	$146	$105,457	$445,027	3,154,644	$(77,302)	$(50,554)	$1,498	$424,272
Net income	—	—	—	11,607	—	—	—	115	11,722
Dividend declared – Common Stock, $0.24 per share	—	—	—	(2,760)	—	—	—	—	(2,760)
Activity under stock plans	—	—	1,745	—	(27,079)	664	—	—	2,409
Other comprehensive items	—	—	—	—	—	—	4,691	25	4,716
Balance at June 27, 2020	14,624,159	$146	$107,202	$453,874	3,127,565	$(76,638)	$(45,863)	$1,638	$440,359

	Six Months Ended June 27, 2020
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 28, 2019	14,624,159	$146	$106,698	$435,249	3,214,888	$(78,778)	$(37,620)	$1,384	$427,079
Net income	—	—	—	24,138	—	—	—	240	24,378
Dividends declared – Common Stock, $0.48 per share	—	—	—	(5,513)	—	—	—	—	(5,513)
Activity under stock plans	—	—	504	—	(87,323)	2,140	—	—	2,644
Other comprehensive items	—	—	—	—	—	—	(8,243)	14	(8,229)
Balance at June 27, 2020	14,624,159	$146	$107,202	$453,874	3,127,565	$(76,638)	$(45,863)	$1,638	$440,359

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at July 3, 2021, its results of operations, comprehensive income, and stockholders' equity for the three- and six-month periods ended July 3, 2021 and June 27, 2020 and its cash flows for the six-month periods ended July 3, 2021 and June 27, 2020. Interim results are not necessarily indicative of results for a full year or for any other interim period.
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
Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the six months ended July 3, 2021.

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Cash Paid for Interest	$1,968	$4,186
Cash Paid for Income Taxes, Net of Refunds	$12,475	$7,036

Non-Cash Investing Activities:
Fair value of assets acquired	$197	$9,164
Cash paid for acquired businesses	(159)	(7,537)
Liabilities Assumed of Acquired Businesses	$38	$1,627

Purchases of property, plant, and equipment in accounts payable	$169	$150

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$3,628	$4,027
Dividends declared but unpaid	$2,895	$2,760

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Cash
The Company's restricted cash generally serves as collateral for certain banker's acceptance drafts issued to vendors and for bank guarantees associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. The majority of the bank guarantees will expire over the next twelve months. Restricted cash at July 3, 2021 also included $84,249,000 related to funds held in escrow for an acquisition that occurred in the third quarter of 2021. See Note 11, Subsequent Event, for further details.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	July 3, 2021	June 27, 2020	January 2, 2021	December 28, 2019
Cash and cash equivalents	$73,436	$57,499	$65,682	$66,786
Restricted cash	84,708	3,450	958	1,487
Total Cash, Cash Equivalents, and Restricted Cash	$158,144	$60,949	$66,640	$68,273

Inventories
The components of inventories are as follows:

	July 3, 2021	January 2, 2021
(In thousands)
Raw Materials	$48,879	$46,413
Work in Process	24,189	17,692
Finished Goods	41,248	42,709
	$114,316	$106,814
Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
July 3, 2021
Definite-Lived
Customer relationships	$173,728	$(72,364)	$(1,279)	$100,085
Product technology	56,111	(33,465)	(1,093)	21,553
Tradenames	6,027	(3,162)	(310)	2,555
Other	18,248	(14,727)	(536)	2,985
	254,114	(123,718)	(3,218)	127,178
Indefinite-Lived
Tradenames	24,100	—	304	24,404
Acquired Intangible Assets	$278,214	$(123,718)	$(2,914)	$151,582

January 2, 2021
Definite-Lived
Customer relationships	$173,728	$(65,488)	$(1,316)	$106,924
Product technology	56,111	(31,655)	(1,005)	23,451
Tradenames	6,027	(2,946)	(282)	2,799
Other	18,248	(14,369)	(515)	3,364
	254,114	(114,458)	(3,118)	136,538
Indefinite-Lived
Tradenames	24,100	—	327	24,427
Acquired Intangible Assets	$278,214	$(114,458)	$(2,791)	$160,965

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at January 2, 2021
Gross balance	$101,437	$215,881	$119,944	$437,262
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	101,437	130,372	119,944	351,753
2021 Adjustments
Currency translation	(858)	432	(1,253)	(1,679)
Acquisition	197	—	—	197
Total 2021 adjustments	(661)	432	(1,253)	(1,482)
Balance at July 3, 2021
Gross balance	100,776	216,313	118,691	435,780
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	$100,776	$130,804	$118,691	$350,271

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
The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet.
The changes in the carrying amount of product warranty obligations are as follows:

	Six Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Balance at Beginning of Year	$7,064	$6,467
Provision charged to expense	2,709	2,675
Usage	(2,255)	(2,721)
Currency translation	(74)	(67)
Balance at End of Period	$7,444	$6,354

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents revenue by revenue recognition method:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2021	2020	2021	2020
Point in Time	$175,479	$129,797	$329,896	$265,889
Over Time	20,332	23,063	38,378	46,098
	$195,811	$152,860	$368,274	$311,987

The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2021	2020	2021	2020
Revenue by Product Type:
Parts and Consumables	$124,975	$97,261	$243,082	$202,358
Capital	70,836	55,599	125,192	109,629
	$195,811	$152,860	$368,274	$311,987
Revenue by Geography (based on customer location):
North America	$106,767	$88,718	201,859	182,541
Europe	55,827	37,916	100,468	73,930
Asia	24,729	16,237	46,542	32,145
Rest of World	8,488	9,989	19,405	23,371
	$195,811	$152,860	$368,274	$311,987

See Note 9, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

	July 3, 2021	January 2, 2021
(In thousands)
Accounts Receivable	$106,791	$91,540
Contract Assets	$6,481	$7,576
Contract Liabilities	$52,031	$39,269

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
The Company recognized revenue of $10,070,000 in the second quarter of 2021, $7,158,000 in the second quarter of 2020, $27,210,000 in the first six months of 2021 and $26,866,000 in the first six months of 2020 that was included in the contract liabilities balance at the beginning of 2021 and 2020. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require long lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of July 3, 2021 was $12,994,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 39% of which is expected to occur within the next twelve months and the remaining 61% within the following twelve months.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $10,793,000 at July 3, 2021 and $9,445,000 at January 2, 2021, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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

2.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(In thousands, except per share amounts)

Net Income Attributable to Kadant	$22,864	$11,607	$39,425	$24,138

Basic Weighted Average Shares	11,579	11,482	11,566	11,457
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	71	70	65	73
Diluted Weighted Average Shares	11,650	11,552	11,631	11,530

Basic Earnings per Share	$1.97	$1.01	$3.41	$2.11

Diluted Earnings per Share	$1.96	$1.00	$3.39	$2.09

The effect of outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 9,000 shares in the second quarter of 2021, 36,000 shares in the second quarter of 2020, 27,000 in the first six months of 2021, and 39,000 in the first six months of 2020 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Provision for Income Taxes

The provision for income taxes was $14,510,000 in the first six months of 2021 and $9,033,000 in the first six months of 2020. The effective tax rate of 27% in the first six months of 2021 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, nondeductible expenses, state taxes, and tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 27% in the first six months of 2020 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company's worldwide earnings, state taxes, and tax expense associated with GILTI provisions. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.

4.    Long-Term Obligations

Long-term obligations are as follows:

	July 3, 2021	January 2, 2021
(In thousands)
Revolving Credit Facility, due 2023	$258,722	$217,963
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2021 to 2025	1,395	1,631
Other Borrowings, due 2021 to 2023	3,608	3,880
Total	273,725	233,474
Less: Current Maturities of Long-Term Obligations	(1,355)	(1,474)
Long-Term Obligations	$272,370	$232,000

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
In the first six months of 2021, the Company borrowed an aggregate of $88,888,000 under the Credit Agreement, including $85,888,000 of euro-denominated borrowings, which was primarily used to fund an acquisition that closed in the third quarter of 2021. See Note 11, Subsequent Event, for further details. As of July 3, 2021, the outstanding balance under the Credit Agreement was $258,722,000, which included $113,722,000 of euro-denominated borrowings. As of July 3, 2021, the Company had $140,546,000 of borrowing capacity available under its Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 1.48% as of July 3, 2021.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Debt Compliance
As of July 3, 2021, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for vehicles.

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $1,339,000 at July 3, 2021. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,576,000 at the end of the lease term in August 2022. If the Company does not exercise the purchase option for the facility, the Company will receive cash from the landlord to settle the loan receivable. As of July 3, 2021, $3,573,000 was outstanding under this obligation.

5.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,527,000 in the second quarter of 2021, $1,877,000 in the second quarter of 2020, $4,026,000 in the first six months of 2021, and $3,516,000 in the first six months of 2020 within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $11,872,000 at July 3, 2021 and will be recognized over a weighted average period of 1.9 years.
On May 19, 2021, the Company granted an aggregate of 5,045 RSUs to its non-employee directors with a grant date fair value of $850,000. Half of these RSUs vested on June 1, 2021 and the remaining RSUs will vest ratably on the last day of the third and fourth fiscal quarters of 2021.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at January 2, 2021	$(17,894)	$(770)	$(828)	$(19,492)
Other comprehensive items before reclassifications	(608)	13	9	(586)
Reclassifications from AOCI	—	20	169	189
Net current period other comprehensive items	(608)	33	178	(397)
Balance at July 3, 2021	$(18,502)	$(737)	$(650)	$(19,889)

Amounts reclassified from AOCI are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	Statement of Income Line Item
Post-retirement Benefit Plans
Recognized net actuarial loss	$(11)	$(14)	$(22)	$(29)	Other expense, net
Amortization of prior service cost	(3)	(1)	(6)	(3)	Other expense, net
Total expense before income taxes	(14)	(15)	(28)	(32)
Income tax benefit	4	4	8	128	Provision for income taxes
	(10)	(11)	(20)	96
Cash Flow Hedges (a)
Interest rate swap agreements	(113)	(72)	(222)	(106)	Interest expense
Forward currency-exchange contracts	—	—	—	(23)	Cost of revenue
Total expense before income taxes	(113)	(72)	(222)	(129)
Income tax benefit	27	17	53	31	Provision for income taxes
	(86)	(55)	(169)	(98)
Total Reclassifications	$(96)	$(66)	$(189)	$(2)

(a)See Note 7, Derivatives, for additional information.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Forward Currency-Exchange Contracts
The Company uses forward currency-exchange contracts that generally have maturities of twelve months or less to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result from assets and liabilities that are denominated in currencies other than the functional currencies of the Company's subsidiaries.
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
Gains and losses reported within SG&A expenses in the accompanying condensed consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material for the three-and six-month periods ended July 3, 2021 and June 27, 2020.
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		July 3, 2021		January 2, 2021
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contract	Other Current Assets	$—	$—	$25	$842
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(6)	$842	$—	$—
2018 Swap Agreement	Other Long-Term Liabilities	$(850)	$15,000	$(1,099)	$15,000

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$12	$582
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$—	$—	$(7)	$825

(a) See Note 8, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b) The 2021 notional amounts are indicative of the level of the Company's recurring derivative activity.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the six months ended July 3, 2021:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contract	Total
Unrealized (Loss) Gain, Net of Tax, at January 2, 2021	$(846)	$18	$(828)
Loss reclassified to earnings (a)	169	—	169
Gain (loss) recognized in AOCI	32	(23)	9
Unrealized Loss, Net of Tax, at July 3, 2021	$(645)	$(5)	$(650)
    (a) See Note 6, Accumulated Other Comprehensive Items, for the income statement classification.

As of July 3, 2021, the Company expects to reclassify losses of $348,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the 2018 Swap Agreement and the maturity date of the forward currency-exchange contract.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of July 3, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$11,250	$—	$—	$11,250
Banker's acceptance drafts (a)	$—	$10,793	$—	$10,793
Liabilities:
2018 Swap Agreement	$—	$850	$—	$850
Forward currency-exchange contract	$—	$6	$—	$6

	Fair Value as of January 2, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$8,054	$—	$—	$8,054
Banker's acceptance drafts (a)	$—	$9,445	$—	$9,445
Forward currency-exchange contracts	$—	$37	$—	$37
Liabilities:
2018 Swap Agreement	$—	$1,099	$—	$1,099
Forward currency-exchange contracts	$—	$7	$—	$7
(a)Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2021. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the 2018 Swap Agreement is based on USD LIBOR yield curves at the reporting date. The forward currency-exchange contracts and the 2018 Swap Agreement are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of debt obligations, excluding lease obligations and other borrowings, are as follows:

	July 3, 2021		January 2, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$258,722	$258,722	$217,963	$217,963
Senior promissory notes	10,000	11,095	10,000	11,157
	$268,722	$269,817	$227,963	$229,120
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

The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2021	2020	2021	2020
Revenue
Flow Control	$70,762	$51,365	$134,516	$108,514
Industrial Processing	82,681	65,673	151,835	130,382
Material Handling	42,368	35,822	81,923	73,091
	$195,811	$152,860	$368,274	$311,987

Income Before Provision for Income Taxes
Flow Control (a)	$19,324	$10,260	$34,770	$23,590
Industrial Processing (b)	17,301	10,639	28,434	20,075
Material Handling	5,592	3,593	10,035	7,727
Corporate (c)	(9,207)	(6,371)	(16,802)	(13,616)
Total operating income	33,010	18,121	56,437	37,776
Interest expense, net (d)	(1,010)	(1,894)	(2,056)	(4,302)
Other expense, net (d)	(24)	(31)	(48)	(63)
	$31,976	$16,196	$54,333	$33,411

Capital Expenditures
Flow Control	$368	$337	$702	$1,158
Industrial Processing	1,191	211	2,995	1,675
Material Handling	495	283	616	681
Corporate	5	80	5	83
	$2,059	$911	$4,318	$3,597
(a) Includes acquisition costs of $239,000 in the three months ended July 3, 2021 and $1,236,000 in the six months ended July 3, 2021 and restructuring costs of $456,000 in the three- and six-month periods ended June 27, 2020.
(b) Includes $435,000 of acquisition-related expense in the three- and six-month periods ended June 27, 2020. Acquisition-related expenses include amortization expense associated with backlog and acquisition costs.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(c) Represents general and administrative expenses.
(d) The Company does not allocate interest and other expense, net to its segments.

10.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $9,723,000 at July 3, 2021 and $7,568,000 at January 2, 2021 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

11.    Subsequent Event
Acquisition
In the third quarter of 2021, Kadant Germany Holding GmbH, a subsidiary of the Company, acquired all partnership interests and shares in The Clouth Group of Companies (Clouth), for approximately 78,000,000 euros, or $92,000,000, net of cash acquired and debt assumed. The majority of the Clouth companies were acquired on July 19, 2021 and the acquisition of the last legal entity occurred on August 10, 2021. The Company funded the purchase price with existing cash and borrowings of approximately $82,877,000 of euro-denominated funds under the Credit Agreement, of which $78,749,000 was borrowed in the second quarter of 2021. At July 3, 2021, $84,249,000 of the purchase price was held in escrow and was classified as restricted cash in the accompanying condensed consolidated balance sheet. Clouth is a leading manufacturer of doctor blades and related equipment used in the production of paper, packaging, and tissue and will be included within the Company's Flow Control segment. The Company expects several synergies in connection with this acquisition, including deepening the Company's presence in the growing ceramic blade market and expansion of sales at its existing businesses by leveraging Clouth's complementary global geographic footprint. Clouth has two manufacturing facilities in Germany and one in Poland and generated revenue of approximately 41,000,000 euros in 2020. The excess of the purchase price for the acquisition of Clouth over the net assets acquired will be recorded as goodwill. The purchase price allocation for this acquisition is not presented as the preliminary valuation of Clouth has not been completed.

Unaudited Supplemental Pro Forma Information

Had the acquisition of Clouth been completed as of the beginning of 2020, the Company’s pro forma results of operations for the three- and six-month periods ended July 3, 2021 and June 27, 2020 would have been as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(In thousands, except per share amounts)
Revenue	$207,740	$164,248	$392,128	$334,796
Net Income Attributable to Kadant	$23,663	$10,276	$41,522	$20,147
Earnings per Share Attributable to Kadant
Basic	$2.04	$0.89	$3.59	$1.76
Diluted	$2.03	$0.89	$3.57	$1.75

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The historical consolidated financial information of the Company and Clouth has been adjusted in the pro forma information above to give effect to pro forma events that are directly attributable to the acquisition and related financing arrangements, are expected to have a continuing impact on the Company, and are factually supportable.
Pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the acquisition:
•Estimated pre-tax charge to cost of revenue of $1,753,000 in the three months ended June 27, 2020 and $3,505,000 in the six months ended June 27, 2020, for the sale of inventory revalued at the date of acquisition.
•Estimated pre-tax charge to SG&A expenses of $239,000 in the three months ended June 27, 2020 and $1,673,000 in the six months ended June 27, 2020 and reversal of $239,000 in the three months ended July 3, 2021 and $1,236,000 in the six months ended July 3, 2021, for acquisition costs and intangible asset amortization related to acquired backlog.
•Estimated tax effects related to the pro forma adjustments.
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisition of Clouth occurred as of the beginning of 2020, or that may result in the future.

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

Industry and Business Overview
We had record consolidated bookings of $213 million in the second quarter of 2021, including record bookings for capital equipment and continued strong demand for our parts and consumables products. This follows previous consolidated bookings records set in the prior two quarters as our businesses continue to rebound from the impact of the COVID-19 pandemic, which adversely affected our bookings and revenue for a substantial part of 2020. We ended the second quarter of 2021 with a record consolidated backlog of $242 million. An overview of our business by segment is as follows:
•Flow Control – Orders for our parts and consumables products at our Flow Control businesses began to recover in the latter part of 2020 and this trend continued through the second quarter of 2021. This was due in part to customer maintenance requirements and pent-up demand resulting from the adverse effect of pandemic-related downtimes and shutdowns, as well as visitation restrictions at many customer facilities earlier in 2020. Capital equipment bookings increased in 2021 from depressed levels during most of 2020 resulting from improved market conditions and pent-up demand for our products. We expect orders for our existing products to moderate in the second half of the year while revenues are expected to remain strong due to a record backlog at the end of the second quarter of 2021. The results related to our acquisition of The Clouth Group of Companies (Clouth) in the third quarter of 2021 will be included in this segment going forward. See Acquisitions below for further details.
•Industrial Processing – We had record bookings in the second quarter at our Industrial Processing segment, led by capital equipment orders at our Chinese stock-preparation business. Bookings for parts and consumables products continue to be strong across our stock-preparation businesses due to the ongoing recovery from the downturn encountered in 2020. Additionally, we saw continued strong demand for our wood processing products, which we expect to continue through the second half of 2021. This demand was fueled by a robust U.S. housing market and high demand for lumber, oriented strand board and plywood, which has increased mill run rates resulting in higher parts consumption and capital equipment investment by our customers.
•Material Handling – Bookings at our Material Handling segment have improved from depressed levels in mid-2020. Demand for our baling products continues to be bolstered by improved business conditions in Europe, including the recovery of recycled commodity prices. Orders for parts and consumables products at our conveying and screening business have also rebounded from 2020 levels due to increased customer spending as a result of the relaxation of pandemic-related shutdowns and visitation restrictions, while bookings for capital equipment have moderated.

While we have seen improved market conditions and increased demand for our products and we expect our financial results for the remainder of 2021 to be strong, there is still some uncertainty surrounding near-term economic growth due to risks surrounding the COVID-19 pandemic, including the impact of the Delta variant. Additionally, we may also be impacted by supply chain constraints and inflationary pressure on material costs, as well as travel and visitation restrictions in certain regions of the world. For more information on risks related to health epidemics to our business, including COVID-19, please see Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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

KADANT INC.

Global Trade
The United States imposes tariffs on certain imports from China, which has and will continue to increase the cost of some of the equipment that we import. Although we have worked to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Acquisitions
We expect that a significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to pursue acquisition opportunities.
In the third quarter of 2021, we acquired Clouth for approximately 78 million euros, or $92.0 million, net of cash acquired and debt assumed. The majority of Clouth companies were acquired on July 19, 2021 and the acquisition of the last legal entity occurred on August 10, 2021. Clouth is a leading manufacturer of doctor blades and related equipment used in the production of paper, packaging, and tissue and will be included in our Flow Control segment. We expect several synergies in connection with this acquisition, including deepening our presence in the growing ceramic blade market and expansion of product sales at our existing businesses by leveraging Clouth's complementary global geographic footprint. Clouth has two manufacturing facilities in Germany and one in Poland and generated revenue of approximately 41 million euros in 2020. See Note 11, Subsequent Event, in the accompanying condensed consolidated financial statements for further details.
In June 2020, we made an acquisition in our Industrial Processing segment for approximately $6.9 million, net of cash acquired.

Results of Operations

Second Quarter 2021 Compared With Second Quarter 2020

Revenue
The following table presents the change in revenue by segment between the second quarters of 2021 and 2020, and those changes excluding the effect of foreign currency translation which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.

Revenue by segment in the second quarters of 2021 and 2020 was as follows:

						(Non-GAAP)
	Three Months Ended				Currency Translation	Change in Organic Revenue
(In thousands, except percentages)	July 3, 2021	June 27, 2020	Total Increase	% Change		Increase	% Change
Flow Control	$70,762	$51,365	$19,397	38%	$3,787	$15,610	30%
Industrial Processing	82,681	65,673	17,008	26%	6,213	10,795	16%
Material Handling	42,368	35,822	6,546	18%	1,574	4,972	14%
Consolidated Revenue	$195,811	$152,860	$42,951	28%	$11,574	$31,377	21%

Consolidated revenue in the second quarter of 2021 increased 28%, while consolidated organic revenue increased 21%, principally driven by higher demand for parts and consumables products at our three segments and higher demand for capital equipment at our Flow Control segment as described below.
Revenue at our Flow Control segment increased 38% in the second quarter of 2021, while organic revenue increased 30%. The increase in organic revenue resulted from higher demand for both capital equipment and parts and consumables products at substantially all locations. Organic revenue for capital equipment increased in the second quarter of 2021 due to improved market conditions and pent-up demand for our products while the corresponding 2020 period was adversely impacted by customer reductions in capital equipment spending and deferrals of equipment installations. Increased demand for parts and consumables products in the second quarter of 2021 was due in part to maintenance requirements at many of our customer

KADANT INC.

locations and pent-up demand, while the second quarter of 2020 was depressed as a result of customer downtimes and shutdowns as well as visitation restrictions due to the COVID-19 pandemic.
Revenue at our Industrial Processing segment increased 26% in the second quarter of 2021, while organic revenue increased 16%. Organic revenue increased due to higher demand for both parts and consumables products and capital equipment at our wood processing business, driven by continued near-capacity mill run rates resulting in higher parts consumption and increased capital investment. Organic revenue at our stock-preparation business was relatively flat with increased revenue due to pent-up demand for parts and consumables products and improved capital equipment revenue at our Chinese business, partially offset by lower capital equipment revenue at our North American business due to timing of orders.
Revenue at our Material Handling segment increased 18% in the second quarter of 2021, while organic revenue increased 14%. Organic revenue increased at our baling business due to improved business conditions in Europe, including the recovery of recycled commodity prices. Organic revenue at our conveying and screening business was relatively flat due to lower capital equipment revenue as a result of the completion of a multi-year project early in the second quarter of 2021, offset by the impact of pent-up demand for parts and consumables products, which was depressed in 2020 as a result of customer shutdowns and visitation restrictions due to the COVID-19 pandemic.

Gross Profit Margin
Gross profit margin by segment in the second quarters of 2021 and 2020 was as follows:

	Three Months Ended		Basis Point Change
	July 3, 2021	June 27, 2020
Flow Control	52.8%	53.5%	(70)	bps
Industrial Processing	40.1%	40.9%	(80)	bps
Material Handling	34.9%	33.8%	110	bps
Consolidated Gross Profit Margin	43.6%	43.5%	10	bps

Consolidated gross profit margin was relatively unchanged in the second quarter of 2021 compared with the second quarter of 2020. We received benefits from government employee retention assistance programs of $0.5 million, or 0.3% of revenue, in the second quarter of 2021 compared with $1.3 million, or 0.8% of revenue, in the second quarter of 2020. Offsetting the impact of the decrease in benefits received from these programs was an increase in consolidated gross profit margin due to an improved gross profit margin at our Material Handling segment as described below. We do not anticipate significant benefits from government employee retention assistance programs in the future.
Gross profit margin at our Flow Control segment decreased to 52.8% in the second quarter of 2021 compared with 53.5% in the second quarter of 2020 primarily due to a lower proportion of higher-margin parts and consumables revenue. We expect gross profit margin for this segment to decline in the second half of the year due to the impact of the amortization of acquired profit in inventory related to the Clouth acquisition.
Gross profit margin at our Industrial Processing segment decreased to 40.1% in the second quarter of 2021 compared with 40.9% in the second quarter of 2020 due to a decrease in benefits received from government employee retention assistance programs.
Gross profit margin at our Material Handling segment increased in the second quarter of 2021 compared with the second quarter of 2020 primarily due to a greater proportion of higher-margin parts and consumables revenue at our conveying and screening business.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the second quarters of 2021 and 2020 were as follows:

	Three Months Ended
(In thousands, except percentages)	July 3, 2021	% of Revenue	June 27, 2020	% of Revenue	Increase (Decrease)	% Change
Flow Control	$17,064	24%	$15,798	31%	$1,266	8%
Industrial Processing	14,367	17%	14,920	23%	(553)	(4)%
Material Handling	8,682	20%	8,094	23%	588	7%
Corporate	9,154	N/A	6,261	N/A	2,893	46%
Consolidated SG&A Expenses	$49,267	25%	$45,073	29%	$4,194	9%

KADANT INC.

Consolidated SG&A expenses as a percentage of revenue decreased to 25% in the second quarter of 2021 compared with 29% in the second quarter of 2020 primarily due to higher revenue in the 2021 period. Consolidated SG&A expenses increased in the second quarter of 2021 compared with the second quarter of 2020 principally due to $2.6 million from the unfavorable effect of currency translation and incremental incentive compensation resulting from our improved financial performance. SG&A expenses included benefits received from government employee retention assistance programs of $1.0 million in the second quarter of 2021 and $0.8 million in the second quarter of 2020.
SG&A expenses at our Flow Control segment increased in the second quarter of 2021 compared with the second quarter of 2020 principally due to the unfavorable effect of foreign currency translation of $1.0 million and $0.2 million for acquisition transaction costs related to the July 2021 acquisition of Clouth.
SG&A expenses at our Industrial Processing segment decreased in the second quarter of 2021 compared with the second quarter of 2020 principally due to reduced professional service fees, including a reduction of $0.4 million for acquisition transaction costs, and $0.6 million of insurance proceeds received in the second quarter of 2021. These decreases were offset in part by an increase of $1.2 million from the unfavorable effect of foreign currency translation.
SG&A expenses at our Material Handling segment increased in the second quarter of 2021 compared with the second quarter of 2020 principally due to the unfavorable effect of foreign currency translation.
SG&A expenses at Corporate increased in the second quarter of 2021 compared with the second quarter of 2020 primarily due to additional incentive compensation as a result of improved financial performance and, to a lesser extent, higher professional service fees.

Restructuring Costs
Restructuring costs were $0.5 million in the second quarter of 2020, which represented severance costs for 30 employees within our Flow Control segment related to a restructuring plan implemented in response to the slowdown in the global economy that was largely driven by the impact of the COVID-19 pandemic.

Interest Expense
Interest expense decreased to $1.1 million in the second quarter of 2021 from $1.9 million in the second quarter of 2020 due to lower outstanding debt and a lower weighted-average interest rate.

Provision for Income Taxes
Our provision for income taxes increased to $8.9 million in the second quarter of 2021 from $4.5 million in the second quarter of 2020 and represented 28% of pre-tax income in both periods. The effective tax rate in the second quarter of 2021 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and tax expense associated with Global Intangible Low-Taxed Income (GILTI) provisions. The effective tax rate in the second quarter of 2020 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, and tax expense associated with GILTI. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income increased $11.3 million to $23.0 million in the second quarter of 2021 from $11.7 million in the second quarter of 2020 primarily due to a $14.9 million increase in operating income and a $0.9 million decrease in interest expense, offset in part by a $4.5 million increase in provision for income taxes (see discussions above for further details).

First Six Months 2021 Compared With First Six Months 2020

Revenue
The following table presents changes in revenue by segment between the first six months of 2021 and 2020, and those changes excluding the effect of foreign currency translation and an acquisition which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

KADANT INC.

Revenue by segment in the first six months of 2021 and 2020 was as follows:

							(Non-GAAP)
	Six Months Ended				Currency Translation	Acquisition	Change in Organic Revenue
(In thousands, except percentages)	July 3, 2021	June 27, 2020	Total Increase	% Change			Increase	% Change
Flow Control	$134,516	$108,514	$26,002	24%	$5,417	$—	$20,585	19%
Industrial Processing	151,835	130,382	21,453	16%	9,240	509	11,704	9%
Material Handling	81,923	73,091	8,832	12%	2,929	—	5,903	8%
Consolidated Revenue	$368,274	$311,987	$56,287	18%	$17,586	$509	$38,192	12%

Consolidated revenue in the first six months of 2021 increased 18%, while consolidated organic revenue increased 12%, driven principally by higher demand for parts and consumables products at our Industrial Processing and Flow Control segments and, to a lesser extent, capital equipment at our Flow Control segment as described below.
Revenue at our Flow Control segment increased 24% in the first six months of 2021, while organic revenue increased 19%. The increase in organic revenue resulted from higher demand for parts and consumables products and, to a lesser extent, capital equipment at substantially all locations. Increased demand for parts and consumables products was due in part to maintenance requirements at many of our customer locations and pent-up demand, while the 2020 period was depressed as a result of customer downtimes and shutdowns as well as visitation restrictions due to the COVID-19 pandemic. Organic revenue for capital equipment increased in the first six months of 2021 due to improved market conditions and pent-up demand for our products, particularly in the second quarter, while the corresponding 2020 period was adversely impacted by customer reductions in capital spending and deferrals of equipment installations due to the COVID-19 pandemic.
Revenue at our Industrial Processing segment increased 16% in the first six months of 2021, while organic revenue increased 9%. Organic revenue for our wood processing business increased due to higher demand for parts and consumables products and, to a lesser extent, capital equipment driven by continued near-capacity mill run rates resulting in higher parts consumption and increased capital investment. Additionally, organic revenue was positively impacted by pent-up demand for parts and consumables products at our stock-preparation business. These increases were offset in part by a decline in capital equipment revenue at our stock-preparation business, particularly in the first quarter of 2021, due to curtailed capital equipment spending by our customers in 2020, which impacted capital revenue in 2021.
Revenue at our Material Handling segment increased 12% in the first six months of 2021, while organic revenue increased 8% due to improved business conditions for our baling business, including the recovery of recycled commodity prices.

Gross Profit Margin
Gross profit margin by segment in the first six months of 2021 and 2020 was as follows:

	Six Months Ended		Basis Point Change
	July 3, 2021	June 27, 2020
Flow Control	53.0%	53.2%	(20)	bps
Industrial Processing	40.3%	39.7%	60	bps
Material Handling	34.8%	34.7%	10	bps
Consolidated Gross Profit Margin	43.7%	43.2%	50	bps

Consolidated gross profit margin increased to 43.7% in the first six months of 2021 compared with 43.2% in the first six months of 2020. We received benefits from government employee retention assistance programs of $0.9 million, or 0.2% of revenue, in the first six months of 2021 compared with $1.3 million, or 0.4% of revenue, in the first six months of 2020. Offsetting the impact of the decrease in benefits received from these programs was an increase in consolidated gross profit margin primarily due to an improved gross profit margin at our Industrial Processing segment as described below.
Gross profit margin at our Flow Control segment decreased slightly to 53.0% in the first six months of 2021 compared with 53.2% in the first six months of 2020.
Gross profit margin at our Industrial Processing segment increased to 40.3% in the first six months of 2021 compared with 39.7% in the first six months of 2020 due to improved margins at our wood processing business primarily resulting from manufacturing efficiencies related to higher production volumes.
Gross profit margin at our Material Handling segment was relatively unchanged in the first six months of 2021 compared with the first six months of 2020.

KADANT INC.

Selling, General, and Administrative Expenses
SG&A expenses by segment in the first six months of 2021 and 2020 were as follows:

	Six Months Ended
(In thousands, except percentages)	July 3, 2021	% of Revenue	June 27, 2020	% of Revenue	Increase	% Change
Flow Control	$34,568	26%	$31,740	29%	$2,828	9%
Industrial Processing	30,030	20%	28,740	22%	1,290	4%
Material Handling	17,468	21%	16,775	23%	693	4%
Corporate	16,632	N/A	13,410	N/A	3,222	24%
Consolidated SG&A Expenses	$98,698	27%	$90,665	29%	$8,033	9%

Consolidated SG&A expenses as a percentage of revenue decreased to 27% in the first six months of 2021 compared with 29% in the first six months of 2020 principally due to higher revenue. Consolidated SG&A expenses increased in the first six months of 2021 compared with the first six months of 2020 due to $4.3 million from the unfavorable effect of currency translation, additional incentive compensation resulting from our improved financial performance, and higher professional service fees, including an incremental $1.5 million of acquisition transaction costs. SG&A expenses included benefits received from government employee retention assistance programs of $1.2 million in the first six months of 2021 and $0.8 million in the first six months of 2020.
SG&A expenses at our Flow Control segment increased in the first six months of 2021 compared with the first six months of 2020 principally due to $1.5 million from the unfavorable effect of foreign currency translation and $1.2 million of acquisition transaction costs related to the July 2021 acquisition of Clouth.
SG&A expenses at our Industrial Processing segment increased in the first six months of 2021 compared with the first six months of 2020 principally due to $2.1 million from the unfavorable effect of foreign currency translation, partially offset by reduced professional service fees in the 2021 period, including a reduction of $0.4 million of acquisition transaction costs.
SG&A expenses at our Material Handling segment increased in the first six months of 2021 compared with the first six months of 2020 due to the unfavorable effect of foreign currency translation.
SG&A expenses at Corporate increased in the first six months of 2021 compared with the first six months of 2020 primarily due to additional incentive compensation as result of improved financial performance and, to a lesser extent, higher professional service fees.

Restructuring Costs
See Restructuring Costs in Results of Operations, "Second Quarter 2021 Compared With Second Quarter 2020" for a discussion of the restructuring actions taken during the second quarter of 2020.

Interest Expense
Interest expense decreased to $2.2 million in the first six months of 2021 from $4.4 million in the first six months of 2020 due to lower outstanding debt and a lower weighted-average interest rate.

Provision for Income Taxes
Our provision for income taxes increased to $14.5 million in the first six months of 2021 from $9.0 million in the first six months of 2020 and represented 27% of pre-tax income in both periods. The effective tax rate in the first six months of 2021 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and tax expense associated with GILTI. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate in the first six months of 2020 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, and tax expense associated with GILTI. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.

KADANT INC.

Net Income
Net income increased $15.4 million to $39.8 million in the first six months of 2021 from $24.4 million in the first six months of 2020 primarily due to an $18.7 million increase in operating income and a $2.2 million decrease in interest expense, offset in part by a $5.5 million increase in provision for income taxes (see discussions above for further details).

Liquidity and Capital Resources

Consolidated working capital was $244.3 million at July 3, 2021, compared with $155.1 million at January 2, 2021. Consolidated working capital at July 3, 2021 included restricted cash of $84.2 million which was used to fund the acquisition of Clouth in the third quarter of 2021. See Note 11, Subsequent Event, in the notes to the accompanying condensed consolidated financial statements for further details. Cash and cash equivalents were $73.4 million at July 3, 2021, compared with $65.7 million at January 2, 2021, which included cash and cash equivalents held by our foreign subsidiaries of $69.5 million at July 3, 2021 and $63.6 million at January 2, 2021.

Cash Flows
Cash flow information in the first six months of 2021 and 2020 was as follows:

	Six Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Net Cash Provided by Operating Activities	$63,478	$28,208
Net Cash Used in Investing Activities	(3,869)	(10,652)
Net Cash Provided by (Used in) Financing Activities	32,698	(23,414)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(803)	(1,466)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$91,504	$(7,324)

Operating Activities
Cash provided by operating activities increased to $63.5 million in the first six months of 2021 from $28.2 million in the first six months of 2020. Our operating cash flows are primarily from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations. The increase in cash provided by operating activities in the 2021 period was principally driven by improvements in both changes in working capital and net income.
Cash provided by working capital was $5.4 million in the first six months of 2021. Cash provided by working capital in 2021 included $12.9 million from accounts payable related to inventory purchases for increased order activity and $15.9 million from other current liabilities primarily due to an increase in customer deposits for capital equipment orders that will ship in the latter half of fiscal 2021 and early fiscal 2022. These sources of cash were offset in part by cash used of $15.3 million for accounts receivable principally due to revenue growth and $7.3 million for inventories related to orders that will ship in the latter half of fiscal 2021 and early fiscal 2022.
Cash used for working capital was $14.6 million in the first six months of 2020. Cash used for working capital in 2020 included $9.4 million for inventories due to delayed shipments and purchases of safety stocks of critical parts, as well as other purchases to support capital projects; $9.2 million by other current liabilities primarily due to a reduction in advance billings due to the timing and reduced level of capital orders, as well as a final payment of $2.4 million to settle our post-retirement restoration plan; and $5.0 million by accounts payable primarily due to reduced spending levels in 2020. These uses of cash were offset in part by cash provided of $4.8 million from accounts receivable due to a decline in revenue in 2020 and timing of collections.

Investing Activities
Cash used in investing activities was $3.9 million in the first six months of 2021, compared with $10.7 million in the first six months of 2020. The 2020 period included a use of cash of $7.1 million for acquisitions.
Financing Activities
Cash provided by financing activities was $32.7 million in the first six months of 2021, compared with cash used in financing activities of $23.4 million in the first six months of 2020. Repayment of long-term obligations was $47.1 million in the first six months of 2021 and $24.2 million in the first six months of 2020. Borrowings under our revolving credit facility

KADANT INC.

were $88.9 million in the first six months of 2021, including $78.7 million to partially fund the acquisition of Clouth, and $7.0 million in the first six months of 2020.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $0.8 million reduction in cash, cash equivalents, and restricted cash in the first six months of 2021 was primarily attributable to the strengthening of the U.S. dollar against the euro. The $1.5 million reduction in cash, cash equivalents, and restricted cash in the first six months of 2020 primarily related to the strengthening of the U.S. dollar against the Brazilian real, Canadian dollar, and Mexican peso.

Borrowing Capacity and Debt Obligations
We entered into an unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). As of July 3, 2021, we have a borrowing capacity of over $400 million, including $140.5 million available under the Credit Agreement, an additional $150 million in an uncommitted, unsecured incremental borrowing facility under the Credit Agreement, and $115 million of senior promissory notes available for issuance under our uncommitted Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement). Under these agreements, our leverage ratio must be less than 3.75, or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.00. As of July 3, 2021, our leverage ratio was 1.71 and we were in compliance with our debt covenants. We do not have any mandatory principal payments on our long-term debt obligations until 2023. See Note 4, Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 20, 2021, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 20, 2021 to May 20, 2022. We have not repurchased any shares of our common stock under this authorization or our previous authorization, which expired on May 13, 2021.
We paid cash dividends of $5.7 million in the first six months of 2021. On May 20, 2021, we declared a quarterly cash dividend of $0.25 per share totaling $2.9 million that will be paid on August 12, 2021. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.
We plan to make expenditures of approximately $12 to $13 million during the remainder of 2021 for property, plant, and equipment.
As of July 3, 2021, we had approximately $219.4 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $195.8 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first six months of 2021, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $5.9 million.
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

Contractual Obligations and Other Commercial Commitments
There have been no significant changes to our contractual obligations and other commercial commitments during the first six months of 2021 compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, except for the commitments related to the acquisition of Clouth as described in Note 11, Subsequent Event, in the accompanying condensed consolidated financial statements.

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

KADANT INC.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2021. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 3, 2021, our Chief Executive Officer and Chief Financial Officer concluded that as of July 3, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Careful consideration should be given to the factors discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which could materially affect our business, financial condition or future results, in addition to the information set forth in this Quarterly Report on Form 10-Q.

KADANT INC.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

10.1
Fourth Amendment, dated as of May 4, 2021, to the Amended and Restated Credit Agreement, dated as of March 1, 2017, by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent.

10.2
Joinder Agreement, dated as of May 4, 2021, to the Amended and Restated Credit Agreement, dated as of March 1, 2017, by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent.

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

KADANT INC.

Date: August 11, 2021	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)