Form 10-Q
period 2021-10-02
KADANT INC
filed 2021-11-10
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 29, 2021, the registrant had 11,604,062 shares of common stock outstanding.

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended October 2, 2021

		Page
PART I: Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of October 2, 2021 and January 2, 2021 (unaudited)	3

	Condensed Consolidated Statement of Income for the three- and nine-month periods ended October 2, 2021 and September 26, 2020 (unaudited)	4

	Condensed Consolidated Statement of Comprehensive Income for the three- and nine-month periods ended October 2, 2021 and September 26, 2020 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the nine-month periods ended October 2, 2021 and September 26, 2020 (unaudited)	6

	Condensed Consolidated Statement of Stockholders' Equity for the three- and nine-month periods ended October 2, 2021 and September 26, 2020 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II: Other Information

Item 1A.	Risk Factors	33

Item 6.	Exhibits	34

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	October 2, 2021	January 2, 2021
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$82,600	$65,682
Restricted cash (Note 1)	1,064	958
Accounts receivable, net of allowances of $2,874 and $2,977	120,496	91,540
Inventories	135,476	106,814
Unbilled revenue	7,915	7,576
Other current assets	28,477	17,250
Total Current Assets	376,028	289,820
Property, Plant, and Equipment, net of accumulated depreciation of $114,845 and $107,832	110,088	84,642
Other Assets	42,777	40,391
Intangible Assets, Net (Note 2)	205,328	160,965
Goodwill (Note 2)	398,907	351,753
Total Assets	$1,133,128	$927,571

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 5)	$5,574	$1,474
Accounts payable	53,476	32,264
Accrued payroll and employee benefits	34,680	31,168
Customer deposits	53,087	29,433
Advanced billings	11,980	8,513
Other current liabilities	39,862	31,836
Total Current Liabilities	198,659	134,688
Long-Term Obligations (Note 5)	308,922	232,000
Long-Term Deferred Income Taxes	36,842	21,669
Other Long-Term Liabilities	45,319	42,309

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	112,693	110,824
Retained earnings	530,596	479,400
Treasury stock at cost, 3,038,629 and 3,081,919 shares	(74,459)	(75,519)
Accumulated other comprehensive items (Note 7)	(27,089)	(19,492)
Total Kadant Stockholders' Equity	541,887	495,359
Noncontrolling interest	1,499	1,546
Total Stockholders' Equity	543,386	496,905
Total Liabilities and Stockholders' Equity	$1,133,128	$927,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
(In thousands, except per share amounts)
Revenue (Notes 1 and 10)	$199,789	$154,610	$568,063	$466,597

Costs and Operating Expenses:
Cost of revenue	116,096	86,294	323,337	263,510
Selling, general, and administrative expenses	52,316	43,853	151,014	134,518
Research and development expenses	2,649	2,658	8,547	8,532
Restructuring costs	—	470	—	926
	171,061	133,275	482,898	407,486
Operating Income	28,728	21,335	85,165	59,111
Interest Income	55	52	176	140
Interest Expense	(1,320)	(1,670)	(3,497)	(6,060)
Other Expense, Net	(23)	(32)	(71)	(95)
Income Before Provision for Income Taxes	27,440	19,685	81,773	53,096
Provision for Income Taxes (Note 4)	6,742	4,705	21,252	13,738
Net Income	20,698	14,980	60,521	39,358
Net Income Attributable to Noncontrolling Interest	(237)	(129)	(635)	(369)
Net Income Attributable to Kadant	$20,461	$14,851	$59,886	$38,989

Earnings per Share Attributable to Kadant (Note 3)
Basic	$1.77	$1.29	$5.18	$3.40
Diluted	$1.75	$1.28	$5.14	$3.38

Weighted Average Shares (Note 3)
Basic	11,580	11,504	11,571	11,472
Diluted	11,668	11,589	11,644	11,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
(In thousands)
Net Income	$20,698	$14,980	$60,521	$39,358
Other Comprehensive Items:
Foreign currency translation adjustment	(7,326)	8,656	(7,987)	824
Post-retirement liability adjustments, net (net of tax provision (benefit) of $9, $(6), $21 and $14)	24	(14)	57	34
Effect of post-retirement plan settlement	—	—	—	(119)
Deferred gain (loss) on cash flow hedges (net of tax provision (benefit) of $20, $19, $60 and $(103))	66	51	244	(275)
Other comprehensive items	(7,236)	8,693	(7,686)	464
Comprehensive Income	13,462	23,673	52,835	39,822
Comprehensive Income Attributable to Noncontrolling Interest	(201)	(191)	(546)	(445)
Comprehensive Income Attributable to Kadant	$13,261	$23,482	$52,289	$39,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
(In thousands)
Operating Activities
Net income attributable to Kadant	$59,886	$38,989
Net income attributable to noncontrolling interest	635	369
Net income	60,521	39,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,597	23,260
Stock-based compensation expense	6,230	5,126
Provision for losses on accounts receivable	116	505
Loss (gain) on sale of property, plant, and equipment	99	(4)
Other items, net	(1,852)	(250)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,305)	1,306
Unbilled revenue	(487)	4,332
Inventories	(10,553)	(6,229)
Other current assets	(8,110)	2,840
Accounts payable	19,822	(13,183)
Other current liabilities	33,332	(4,460)
Net cash provided by operating activities	101,410	52,601

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(141,538)	(7,095)
Purchases of property, plant, and equipment	(7,688)	(5,419)
Proceeds from sale of property, plant, and equipment	102	55
Other	537	—
Net cash used in investing activities	(148,587)	(12,459)

Financing Activities
Repayment of short- and long-term obligations	(72,723)	(69,034)
Proceeds from issuance of long-term obligations (Note 5)	151,944	26,000
Tax withholding payments related to stock-based compensation	(3,388)	(2,596)
Dividends paid	(8,559)	(8,141)
Dividend paid to noncontrolling interest	(560)	(525)
Proceeds from issuance of Company common stock	—	1,614
Other	—	(189)
Net cash provided by (used in) financing activities	66,714	(52,871)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(2,513)	660

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	17,024	(12,069)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	66,640	68,273
Cash, Cash Equivalents, and Restricted Cash at End of Period	$83,664	$56,204

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended October 2, 2021
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at July 3, 2021	14,624,159	$146	$110,529	$513,036	3,043,854	$(74,587)	$(19,889)	$1,891	$531,126
Net income	—	—	—	20,461	—	—	—	237	20,698
Dividend declared – Common Stock, $0.25 per share	—	—	—	(2,901)	—	—	—	—	(2,901)
Activity under stock plans	—	—	2,164	—	(5,225)	128	—	—	2,292
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(560)	(560)
Noncontrolling interest acquired (Note 2)	—	—	—	—	—	—	—	653	653
Purchase of shares of noncontrolling interest (Note 2)	—	—	—	—	—	—	—	(686)	(686)
Other comprehensive items	—	—	—	—	—	—	(7,200)	(36)	(7,236)
Balance at October 2, 2021	14,624,159	$146	$112,693	$530,596	3,038,629	$(74,459)	$(27,089)	$1,499	$543,386

	Nine Months Ended October 2, 2021
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 2, 2021	14,624,159	$146	$110,824	$479,400	3,081,919	$(75,519)	$(19,492)	$1,546	$496,905
Net income	—	—	—	59,886	—	—	—	635	60,521
Dividends declared – Common Stock, $0.75 per share	—	—	—	(8,690)	—	—	—	—	(8,690)
Activity under stock plans	—	—	1,869	—	(43,290)	1,060	—	—	2,929
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(560)	(560)
Noncontrolling interest acquired (Note 2)	—	—	—	—	—	—	—	653	653
Purchase of shares of noncontrolling interest (Note 2)	—	—	—	—	—	—	—	(686)	(686)
Other comprehensive items	—	—	—	—	—	—	(7,597)	(89)	(7,686)
Balance at October 2, 2021	14,624,159	$146	$112,693	$530,596	3,038,629	$(74,459)	$(27,089)	$1,499	$543,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity (continued)
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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at October 2, 2021, its results of operations, comprehensive income, and stockholders' equity for the three- and nine-month periods ended October 2, 2021 and September 26, 2020 and its cash flows for the nine-month periods ended October 2, 2021 and September 26, 2020. Interim results are not necessarily indicative of results for a full year or for any other interim period.
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
Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the nine months ended October 2, 2021.

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020
Cash Paid for Interest	$3,091	$5,518
Cash Paid for Income Taxes, Net of Refunds	$19,320	$9,953

Non-Cash Investing Activities:
Fair value of assets acquired	$185,424	$9,295
Cash paid for acquired businesses	(149,961)	(7,565)
Liabilities Assumed of Acquired Businesses	$35,463	$1,730

Purchases of property, plant, and equipment in accounts payable	$914	$101

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$3,841	$4,557
Dividends declared but unpaid	$2,901	$2,762

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	October 2, 2021	September 26, 2020	January 2, 2021	December 28, 2019
Cash and cash equivalents	$82,600	$53,554	$65,682	$66,786
Restricted cash	1,064	2,650	958	1,487
Total Cash, Cash Equivalents, and Restricted Cash	$83,664	$56,204	$66,640	$68,273

Inventories
The components of inventories are as follows:

	October 2, 2021	January 2, 2021
(In thousands)
Raw Materials	$57,616	$46,413
Work in Process	34,636	17,692
Finished Goods	43,224	42,709
	$135,476	$106,814

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
October 2, 2021
Definite-Lived
Customer relationships	$215,366	$(75,978)	$(2,613)	$136,775
Product technology	67,625	(34,615)	(1,468)	31,542
Tradenames	7,427	(3,278)	(346)	3,803
Other	20,110	(15,463)	(552)	4,095
	310,528	(129,334)	(4,979)	176,215
Indefinite-Lived
Tradenames	29,059	—	54	29,113
Acquired Intangible Assets	$339,587	$(129,334)	$(4,925)	$205,328

January 2, 2021
Definite-Lived
Customer relationships	$173,728	$(65,488)	$(1,316)	$106,924
Product technology	56,111	(31,655)	(1,005)	23,451
Tradenames	6,027	(2,946)	(282)	2,799
Other	18,248	(14,369)	(515)	3,364
	254,114	(114,458)	(3,118)	136,538
Indefinite-Lived
Tradenames	24,100	—	327	24,427
Acquired Intangible Assets	$278,214	$(114,458)	$(2,791)	$160,965

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

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at January 2, 2021
Gross balance	$101,437	$215,881	$119,944	$437,262
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	101,437	130,372	119,944	351,753
2021 Adjustments
Acquisitions (Note 2)	25,349	—	27,699	53,048
Currency translation	(2,417)	(1,351)	(2,126)	(5,894)
Total 2021 adjustments	22,932	(1,351)	25,573	47,154
Balance at October 2, 2021
Gross balance	124,369	214,530	145,517	484,416
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	$124,369	$129,021	$145,517	$398,907

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
The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet.
The changes in the carrying amount of product warranty obligations are as follows:

	Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020
Balance at Beginning of Year	$7,064	$6,467
Provision charged to expense	3,289	3,960
Usage	(3,106)	(3,809)
Acquisitions	429	—
Currency translation	(210)	114
Balance at End of Period	$7,466	$6,732

Revenue Recognition
Most of the Company’s revenue relates to products and services that require minimal customization and is recognized at a point in time for each performance obligation under the contract when the customer obtains control of the goods or service. The remaining portion of the Company’s revenue is recognized over time based on an input method that compares the costs incurred to date to the total expected costs required to satisfy the performance obligation. Contracts are accounted for on an over time basis when they include products which have no alternative use and an enforceable right to payment over time. Most of the contracts recognized on an over time basis are for large capital projects. These projects are highly customized for the customer and, as a result, would include a significant cost to rework in the event of cancellation.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents revenue by revenue recognition method:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2021	2020	2021	2020
Point in Time	$181,407	$137,679	$511,303	$403,568
Over Time	18,382	16,931	56,760	63,029
	$199,789	$154,610	$568,063	$466,597

The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2021	2020	2021	2020
Revenue by Product Type:
Parts and consumables	$131,225	$102,729	$374,307	$305,087
Capital	68,564	51,881	193,756	161,510
	$199,789	$154,610	$568,063	$466,597
Revenue by Geography (based on customer location):
North America	$105,384	$87,366	307,243	269,907
Europe	58,813	38,951	159,281	112,881
Asia	25,504	18,847	72,046	50,992
Rest of world	10,088	9,446	29,493	32,817
	$199,789	$154,610	$568,063	$466,597

See Note 10, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

	October 2, 2021	January 2, 2021
(In thousands)
Accounts Receivable	$120,496	$91,540
Contract Assets	$7,915	$7,576
Contract Liabilities	$67,025	$39,269

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
The Company recognized revenue of $3,973,000 in the third quarter of 2021, $1,656,000 in the third quarter of 2020, $31,183,000 in the first nine months of 2021 and $28,522,000 in the first nine months of 2020 that was included in the contract liabilities balance at the beginning of 2021 and 2020. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require long lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of October 2, 2021 was $38,135,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 70% of which is expected to occur within the next twelve months and the remaining 30% within the following twelve months.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $7,428,000 at October 2, 2021 and $9,445,000 at January 2, 2021, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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

2.    Acquisitions
The Company’s acquisitions have been accounted for using the purchase method of accounting and the results of the acquired businesses are included in its condensed consolidated financial statements from the date of acquisition. Historically, acquisitions have been made at prices above the fair value of identifiable net assets, resulting in goodwill. Acquisition costs are included in selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income as incurred. The Company recorded acquisition costs of $2,619,000 in the first nine months of 2021 and $485,000 in the first nine months of 2020.
In the third quarter of 2021, the Company acquired all partnership interests and shares in The Clouth Group of Companies (Clouth), for $93,127,000, net of cash acquired plus debt assumed. The majority of the Clouth companies were acquired on July 19, 2021 and the acquisition of the last legal entity occurred on August 10, 2021, which the Company accounted for as a noncontrolling interest during the period from July 19, 2021 to August 10, 2021. The Company funded the purchase price with euro-denominated borrowings under its revolving credit facility and existing cash. Clouth, which is included within the Company's Flow Control segment, is a leading manufacturer of doctor blades and related equipment used in the production of paper, packaging, and tissue. The Company expects several synergies in connection with this acquisition, including deepening its presence in the growing ceramic blade market and expansion of sales at its existing businesses by leveraging Clouth's complementary global geographic footprint. Clouth has two manufacturing facilities in Germany and one in Poland and generated revenue of approximately 40,495,000 euros for the trailing twelve months ended June 30, 2021. Goodwill from the Clouth acquisition was $25,349,000, of which $6,240,000 is expected to be deductible for tax purposes over 15 years. In addition, intangible assets acquired were $34,113,000, of which $4,827,000 is expected to be deductible for tax purposes over 15 years. For the quarter ended October 2, 2021, the Company recorded revenue of $9,913,000 and an operating loss of $1,025,000 for Clouth from the date of acquisition, including amortization expense of $2,199,000 associated with acquired profit in inventory and backlog. The final purchase accounting and purchase price allocations remain subject to change as the

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Company continues to refine its preliminary valuation of certain acquired assets and liabilities assumed and the valuation of acquired intangibles.
On August 23, 2021, the Company acquired all the outstanding equity securities in East Chicago Machine Tool Corporation (Balemaster) and certain assets of affiliated companies for $53,747,000, net of cash acquired. Balemaster, which is included within the Company's Material Handling segment, is a leading U.S. manufacturer of horizontal balers and related equipment used primarily for recycling packaging waste at corrugated box plants and large retail and distribution centers. The Company funded the purchase price with borrowings under its revolving credit facility. The Company expects several synergies in connection with the acquisition, including expansion of its presence in the secondary material processing market and creation of new opportunities for leveraging its high-performance balers produced in Europe. Balemaster's revenue for the trailing twelve months ended June 30, 2021 was approximately $22,166,000. Goodwill from the Balemaster acquisition was $27,699,000, none of which is deductible for tax purposes. In addition, intangible assets acquired were $27,260,000, none of which is deductible for tax purposes. For the quarter ended October 2, 2021, the Company recorded revenue of $2,845,000 and operating income of $221,000 for Balemaster from the date of acquisition, including amortization expense of $621,000 associated with acquired profit in inventory and backlog. The final purchase accounting and purchase price allocations remain subject to change as the Company continues to refine its preliminary valuation of certain acquired assets and liabilities assumed and the valuation of acquired intangibles.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed and the purchase price for Clouth and Balemaster.

(In thousands)	Clouth	Balemaster	Total
Net Assets Acquired:
Cash and Cash Equivalents	$4,666	$3,757	$8,423
Accounts Receivable	6,863	1,593	8,456
Inventories	15,770	3,993	19,763
Other Current Assets	1,467	36	1,503
Property, Plant, and Equipment	24,508	4,232	28,740
Other Assets	3,923	195	4,118
Definite-Lived Intangible Assets
Customer relationships	19,838	21,800	41,638
Product technology	8,914	2,600	11,514
Tradenames	—	1,400	1,400
Other	402	1,460	1,862
Indefinite-Lived Intangible Assets
Tradenames	4,959	—	4,959
Goodwill	25,349	27,699	53,048
Total assets acquired	116,659	68,765	185,424

Short-term Obligations and Current Maturities of Long-term Obligations	1,320	—	1,320
Accounts Payable	1,452	743	2,195
Other Current Liabilities	4,557	3,900	8,457
Long-Term Deferred Income Taxes	10,060	6,423	16,483
Long-Term Obligations	4,141	—	4,141
Other Long-term Liabilities	2,797	195	2,992
Total liabilities assumed	24,327	11,261	35,588
Net assets acquired	$92,332	$57,504	$149,836

Purchase Price:
Cash Paid	$92,332	$57,504	$149,836

The weighted-average amortization period for Clouth's definite-lived intangible assets is 19 years, including weighted-average amortization periods of 24 years for customer relationships and 10 years for product technology. The weighted-average amortization period for Balemaster's definite-lived intangible assets is 17 years, including weighted-average amortization periods of 18 years for customer relationships, 13 years for product technology, and 17 years for tradenames.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unaudited Supplemental Pro Forma Information

Had the acquisition of Clouth been completed as of the beginning of 2020, the Company’s pro forma results of operations for the three- and nine-month periods ended October 2, 2021 and September 26, 2020 would have been as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
(In thousands, except per share amounts)
Revenue	$201,372	$166,687	$593,500	$501,484
Net Income Attributable to Kadant	$22,125	$17,013	$64,102	$37,106
Earnings per Share Attributable to Kadant
Basic	$1.91	$1.48	$5.54	$3.23
Diluted	$1.90	$1.47	$5.51	$3.21
The historical consolidated financial information of the Company and Clouth has been adjusted in the pro forma information above to give effect to pro forma events that are (i) directly attributable to the acquisition and related financing arrangements, (ii) expected to have a continuing impact on the Company, and (iii) factually supportable.
Pro forma results include the following non-recurring pro forma adjustments:
•Pre-tax charge to cost of revenue of $3,098,000 in the nine months ended September 26, 2020 and reversal of $1,846,000 in the three and nine months ended October 2, 2021, for the sale of inventory revalued at the date of acquisition.
•Pre-tax charge to SG&A expenses of $2,143,000 in the nine months ended September 26, 2020 and reversal of $860,000 in the three months ended October 2, 2021 and $2,096,000 in the nine months ended October 2, 2021, for acquisition costs and intangible asset amortization related to acquired backlog.
•Estimated tax effects related to the pro forma adjustments.
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisition of Clouth occurred as of the beginning of 2020, or that may result in the future.
The Company's pro forma results exclude the Balemaster acquisition as the inclusion of its results would not have been materially different from the pro forma results presented above had the acquisition occurred at the beginning of 2020.

3.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
(In thousands, except per share amounts)
Net Income Attributable to Kadant	$20,461	$14,851	$59,886	$38,989

Basic Weighted Average Shares	11,580	11,504	11,571	11,472
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	88	85	73	78
Diluted Weighted Average Shares	11,668	11,589	11,644	11,550

Basic Earnings per Share	$1.77	$1.29	$5.18	$3.40

Diluted Earnings per Share	$1.75	$1.28	$5.14	$3.38
The effect of outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 3,000 shares in the third quarter of 2021, 11,000 shares in the third quarter of 2020, 19,000 shares in the first nine months of 2021, and 30,000 shares in the first nine months of 2020 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Provision for Income Taxes

The provision for income taxes was $21,252,000 in the first nine months of 2021 and $13,738,000 in the first nine months of 2020. The effective tax rate of 26% in the first nine months of 2021 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, nondeductible expenses, state taxes, and tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 26% in the first nine months of 2020 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company's worldwide earnings and state taxes. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.

5.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	October 2, 2021	January 2, 2021
(In thousands)
Revolving Credit Facility, due 2023	$294,610	$217,963
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2021 to 2026	1,661	1,631
Other Borrowings, due 2021 to 2028	8,225	3,880
Total	314,496	233,474
Less: Short-term Obligations and Current Maturities of Long-Term Obligations	(5,574)	(1,474)
Long-Term Obligations	$308,922	$232,000

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
In the first nine months of 2021, the Company borrowed an aggregate of $151,944,000 under the Credit Agreement, including $89,944,000 of euro-denominated borrowings, which were primarily used to fund the Company's acquisitions in the third quarter of 2021. See Note 2, Acquisitions, for further details. As of October 2, 2021, the outstanding balance under the Credit Agreement was $294,610,000, which included $106,610,000 of euro-denominated borrowings. As of October 2, 2021, the Company had $104,912,000 of borrowing capacity available under its Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 1.46% as of October 2, 2021.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

See Note 8, Derivatives, under the heading Interest Rate Swap Agreement, for information relating to the swap agreement used to hedge the Company’s exposure to movements in the three-month USD LIBOR on its U.S. dollar-denominated debt borrowed under the Credit Agreement.

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

Debt Compliance
As of October 2, 2021, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for vehicles.

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other current assets in the accompanying condensed consolidated balance sheet, was $1,374,000 at October 2, 2021. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,540,000 at the end of the lease term in August 2022. If the Company does not exercise the purchase option for the facility, it will receive cash from the landlord to settle the loan receivable. As of October 2, 2021, $3,432,000 was outstanding under this obligation.
Other borrowings also include $1,150,000 of short-term obligations and $3,629,000 of debt obligations outstanding at October 2, 2021 assumed in the acquisition of Clouth, which mature on various dates ranging from 2021 through 2028.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,204,000 in the third quarter of 2021, $1,610,000 in the third quarter of 2020, $6,230,000 in the first nine months of 2021, and $5,126,000 in the first nine months of 2020 within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $9,699,000 at October 2, 2021, which will be recognized over a weighted average period of 1.7 years.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at January 2, 2021	$(17,894)	$(770)	$(828)	$(19,492)
Other comprehensive items before reclassifications	(7,898)	27	(12)	(7,883)
Reclassifications from AOCI	—	30	256	286
Net current period other comprehensive items	(7,898)	57	244	(7,597)
Balance at October 2, 2021	$(25,792)	$(713)	$(584)	$(27,089)

Amounts reclassified from AOCI are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	Statement of Income Line Item
Post-retirement Benefit Plans
Recognized net actuarial loss	$(11)	$(14)	$(33)	$(43)	Other expense, net
Amortization of prior service cost	(3)	(2)	(9)	(5)	Other expense, net
Total expense before income taxes	(14)	(16)	(42)	(48)
Income tax benefit	4	4	12	132	Provision for income taxes
	(10)	(12)	(30)	84
Cash Flow Hedges (a)
Interest rate swap agreements	(114)	(109)	(336)	(215)	Interest expense
Forward currency-exchange contracts	—	47	—	24	Cost of revenue
Total expense before income taxes	(114)	(62)	(336)	(191)
Income tax benefit	27	15	80	46	Provision for income taxes
	(87)	(47)	(256)	(145)
Total Reclassifications	$(97)	$(59)	$(286)	$(61)

(a)See Note 8, Derivatives, for additional information.

8.    Derivatives

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The counterparty to the 2018 Swap Agreement could demand an early termination of that agreement if the Company were to be in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and if it were to be unable to cure the default. See Note 5, Short- and Long-Term Obligations, for further details.

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
Gains and losses reported within SG&A expenses in the accompanying condensed consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material for the three- and nine-month periods ended October 2, 2021 and September 26, 2020.
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		October 2, 2021		January 2, 2021
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contract	Other Current Assets	$—	$—	$25	$842
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(25)	$842	$—	$—
2018 Swap Agreement	Other Long-Term Liabilities	$(745)	$15,000	$(1,099)	$15,000

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$12	$582
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$—	$—	$(7)	$825
(a) See Note 9, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b) The 2021 notional amounts are indicative of the level of the Company's recurring derivative activity.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the nine months ended October 2, 2021:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contract	Total
Unrealized (Loss) Gain, Net of Tax, at January 2, 2021	$(846)	$18	$(828)
Loss reclassified to earnings (a)	256	—	256
Gain (loss) recognized in AOCI	25	(37)	(12)
Unrealized Loss, Net of Tax, at October 2, 2021	$(565)	$(19)	$(584)
    (a) See Note 7, Accumulated Other Comprehensive Items, for the income statement classification.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of October 2, 2021, the Company expects to reclassify losses of $363,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the 2018 Swap Agreement and the maturity date of the forward currency-exchange contract.

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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of October 2, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$9,774	$—	$—	$9,774
Banker's acceptance drafts (a)	$—	$7,428	$—	$7,428
Liabilities:
2018 Swap Agreement	$—	$745	$—	$745
Forward currency-exchange contract	$—	$25	$—	$25

	Fair Value as of January 2, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$8,054	$—	$—	$8,054
Banker's acceptance drafts (a)	$—	$9,445	$—	$9,445
Forward currency-exchange contracts	$—	$37	$—	$37
Liabilities:
2018 Swap Agreement	$—	$1,099	$—	$1,099
Forward currency-exchange contracts	$—	$7	$—	$7
(a)Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2021. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the 2018 Swap Agreement is based on USD LIBOR yield curves at the reporting date. The forward currency-exchange contracts and the 2018 Swap Agreement are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	October 2, 2021		January 2, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$294,610	$294,610	$217,963	$217,963
Senior promissory notes	10,000	11,179	10,000	11,157
Other	4,779	4,779	—	—
	$309,389	$310,568	$227,963	$229,120
The carrying value of the Company's revolving credit facility approximates the fair value as the obligation bears variable rates of interest, which adjust frequently, based on prevailing market rates. The fair value of the senior promissory notes is primarily calculated based on quoted market rates plus an applicable margin available to the Company at the respective period end, which represent Level 2 measurements.

10.    Business Segment Information

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

The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2021	2020	2021	2020
Revenue
Flow Control	$76,253	$56,815	$210,769	$165,329
Industrial Processing	81,620	62,086	233,455	192,468
Material Handling	41,916	35,709	123,839	108,800
	$199,789	$154,610	$568,063	$466,597

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2021	2020	2021	2020
Income Before Provision for Income Taxes
Flow Control (a)	$17,129	$13,770	$51,899	$37,360
Industrial Processing	16,095	12,072	44,449	32,147
Material Handling (b)	3,491	2,614	12,941	10,341
Corporate (c)	(7,987)	(7,121)	(24,124)	(20,737)
Total operating income	28,728	21,335	85,165	59,111
Interest expense, net (d)	(1,265)	(1,618)	(3,321)	(5,920)
Other expense, net (d)	(23)	(32)	(71)	(95)
	$27,440	$19,685	$81,773	$53,096

Capital Expenditures
Flow Control	$1,128	$509	$1,830	$1,667
Industrial Processing	1,725	785	4,720	2,460
Material Handling	505	486	1,121	1,167
Corporate	12	42	17	125
	$3,370	$1,822	$7,688	$5,419

			October 2,	January 2,
(In thousands)			2021	2021
Total Assets
Flow Control			$388,662	$263,141
Industrial Processing			399,651	379,965
Material Handling			333,535	273,909
Corporate			11,280	10,556
			$1,133,128	$927,571
(a) Includes acquisition-related expenses of $2,706,000 in the three months ended October 2, 2021 and $3,942,000 in the nine months ended October 2, 2021 and restructuring costs of $265,000 in the three months ended September 26, 2020 and $721,000 in the nine months ended September 26, 2020. Acquisition-related expenses include acquisition costs and amortization expense associated with acquired profit in inventory and backlog.
(b) Includes acquisition-related expenses of $799,000 in the three months ended October 2, 2021 and $1,411,000 in the nine months ended October 2, 2021 and $248,000 in the three months ended September 26, 2020 and $256,000 in the nine months ended September 26, 2020.
(c) Represents general and administrative expenses.
(d) The Company does not allocate interest and other expense, net to its segments.

11.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $11,432,000 at October 2, 2021 and $7,568,000 at January 2, 2021 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

KADANT INC.

Industry and Business Overview
We had record consolidated bookings of $244.7 million in the third quarter of 2021, including bookings of $15.0 million attributable to our acquisitions. See Acquisitions below for further details. Our third quarter of 2021 bookings include record orders for capital equipment and continued strong demand for our parts and consumables products. This follows previous consolidated bookings records set in the prior three quarters as our businesses continue to rebound from the impact of the COVID-19 pandemic, which adversely affected our bookings and revenue for a substantial part of 2020. We ended the third quarter of 2021 with record consolidated backlog of $299.5 million. An overview of our business by segment is as follows:
•Flow Control – During the third quarter of 2021, we acquired The Clouth Group of Companies (Clouth), which contributed $9.9 million of bookings for the quarter. Orders for both parts and consumables products and capital equipment at our existing Flow Control businesses continue to be strong, following record bookings during the first half of 2021 due to improved market conditions and pent-up demand from depressed levels encountered during most of 2020.
•Industrial Processing – Our Industrial Processing segment had record bookings for capital equipment and continued strong demand for parts and consumables products during the third quarter of 2021. Orders for both capital equipment and parts and consumables products at our wood processing business were fueled by an ongoing robust U.S. housing market and high demand for lumber, oriented strand board and plywood, which continues to result in high parts consumption and drive new capital equipment investment by our customers. More recently, maintenance requirements at many of our wood processing customers have augmented demand for our parts products, which we expect to continue for the remainder of the year. Increased bookings at our stock-preparation business was led by orders for fiber processing systems at our North American and European businesses. This followed strong bookings for capital equipment at our Chinese operation in the prior quarter. Orders for parts and consumables products for our stock-preparation business moderated slightly following three quarters of strong bookings attributable to improved market conditions and pent-up demand.
•Material Handling – Our Material Handling segment also had record bookings in the third quarter of 2021. In August 2021, we acquired East Chicago Machine Tool Corporation (Balemaster) and certain assets of affiliated companies, which contributed $5.1 million of orders for the period. Bookings for baling products at our European operations continue to be bolstered by improved business conditions, including the recovery of recycled commodity prices. Bookings at our conveying and screening business have begun to rebound from 2020 levels with ongoing improved demand for our parts and consumables products as a result of the relaxation of pandemic-related restrictions.

While we have seen improved market conditions for our products and we expect our financial results for the remainder of 2021 to be strong, there is still some uncertainty regarding near-term economic growth due to ongoing risks surrounding the COVID-19 pandemic. Additionally, some of our operations have been and may continue to be impacted by supply chain constraints, resulting in inflationary pressure on material costs, longer lead times, and increased freight costs, as well as customer-requested delays in shipments. Also, in September 2021, China began limiting electricity usage within many of its provinces, requiring businesses in those regions to take downtime. We have been able to mitigate increased material costs through price adjustments on many of our products; however, we cannot be sure that we will be able to absorb future increases through price adjustments. While our businesses are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints and the impact from China's energy use restrictions on the timing of revenue and operating costs on our business in the near future. For more information on risks related to health epidemics to our business, including COVID-19, and other factors impacting our business discussed above, please see Risk Factors included in Part II, Item 1A, of this report, and Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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
In the third quarter of 2021, we acquired Clouth for $93.1 million, net of cash acquired plus debt assumed. Clouth, which is included in our Flow Control segment, is a leading manufacturer of doctor blades and related equipment used in the production of paper, packaging, and tissue. We expect several synergies in connection with this acquisition, including deepening our presence in the growing ceramic blade market and expansion of product sales at our existing businesses by leveraging Clouth's complementary global geographic footprint. Clouth has two manufacturing facilities in Germany and one in Poland and generated revenue of approximately 40.5 million euros for the trailing twelve months ended June 30, 2021.
In the third quarter of 2021, we also acquired Balemaster for $53.7 million, net of cash acquired. Balemaster, which is included in our Material Handling segment, is a leading U.S. manufacturer of horizontal balers and related equipment used primarily for recycling packaging waste at corrugated box plants and large retail and distribution centers. We expect several synergies in connection with this acquisition, including expanding our presence in the secondary material processing sector and creating new opportunities for leveraging our high-performance balers produced in Europe. Balemaster's revenue for the trailing twelve months ended June 30, 2021 was approximately $22.2 million.
See Note 2, Acquisitions, in the accompanying condensed consolidated financial statements for further details.
In June 2020, we made an acquisition in our Industrial Processing segment for approximately $6.9 million, net of cash acquired.

Results of Operations

Third Quarter 2021 Compared With Third Quarter 2020

Revenue
The following table presents the change in revenue by segment between the third quarters of 2021 and 2020, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by segment in the third quarters of 2021 and 2020 was as follows:

							(Non-GAAP)
	Three Months Ended				Currency Translation	Acquisitions	Change in Organic Revenue
(In thousands, except percentages)	October 2, 2021	September 26, 2020	Total Increase	% Change			Increase	% Change
Flow Control	$76,253	$56,815	$19,438	34%	$1,332	$9,913	$8,193	14%
Industrial Processing	81,620	62,086	19,534	31%	2,847	—	16,687	27%
Material Handling	41,916	35,709	6,207	17%	419	2,845	2,943	8%
Consolidated Revenue	$199,789	$154,610	$45,179	29%	$4,598	$12,758	$27,823	18%

Consolidated revenue in the third quarter of 2021 increased 29%, while consolidated organic revenue increased 18%, due to higher demand for parts and consumables products and capital equipment principally at our Industrial Processing and Flow Control segments as described below.

KADANT INC.

Revenue at our Flow Control segment increased 34% in the third quarter of 2021, while organic revenue increased 14%. Organic revenue increased due to higher demand for parts and consumables products at substantially all locations resulting from improved market conditions and pent-up demand and due to increased capital equipment revenue at our North American business, which was attributable in part to customer reductions in spending and deferrals of equipment installations in the corresponding 2020 period.
Revenue at our Industrial Processing segment increased 31% in the third quarter of 2021, while organic revenue increased 27% due to higher demand for both capital equipment and parts and consumables products at our wood processing and stock-preparation businesses. Demand for our wood processing business products was driven by high mill activity resulting in increased capital investment and higher parts consumption. Increased demand for capital equipment at our stock-preparation business was primarily attributable to capital orders at our Chinese business, offset in part by lower capital equipment revenue at our North American business due to the timing of orders. Organic revenue for parts and consumables products at our North American stock-preparation business also increased due to improved market conditions and pent-up demand coupled with a depressed 2020 period as a result of the COVID-19 pandemic.
Revenue at our Material Handling segment increased 17% in the third quarter of 2021, while organic revenue increased 8%. Increased demand for products at our European baling operation due to improved business conditions in Europe, including the recovery of recycled commodity prices, was partially offset by lower capital equipment revenue at our conveying and screening business.

Gross Profit Margin
Gross profit margin by segment in the third quarters of 2021 and 2020 was as follows:

	Three Months Ended		Basis Point Change
	October 2, 2021	September 26, 2020
Flow Control	49.7%	52.9%	(320)	bps
Industrial Processing	39.7%	43.7%	(400)	bps
Material Handling	31.9%	31.1%	80	bps
Consolidated Gross Profit Margin	41.9%	44.2%	(230)	bps

Consolidated gross profit margin declined to 41.9% in the third quarter of 2021 compared with 44.2% in the third quarter of 2020 due to the inclusion of $2.2 million of amortization of acquired profit in inventory, which lowered consolidated gross profit margin in the 2021 period by 1.1 percentage points, and the inclusion of $1.6 million for benefits received from government employee retention assistance programs, which increased consolidated gross profit margin in the 2020 period by 1.1 percentage points.
Gross profit margin at our Flow Control segment decreased to 49.7% in the third quarter of 2021 compared with 52.9% in the third quarter of 2020 primarily due to the inclusion of $1.8 million of amortization of acquired profit in inventory for Clouth, which lowered gross profit margin in the 2021 period by 2.4 percentage points, and a lower gross profit margin profile for Clouth. Gross profit margin at our existing businesses increased principally due to higher margins on parts and consumables.
Gross profit margin at our Industrial Processing segment decreased to 39.7% in the third quarter of 2021 compared with 43.7% in the third quarter of 2020 due to the inclusion of $1.4 million for benefits received from government employee retention assistance programs, which increased gross profit margin in the 2020 period by 2.3 percentage points, and the impact of lower-margin capital equipment revenue at our Chinese stock-preparation business.
Gross profit margin at our Material Handling segment increased to 31.9% in the third quarter of 2021 compared with 31.1% in the third quarter of 2020 primarily due to a higher gross profit margin profile for Balemaster and an improved gross profit margin at our existing baler business resulting from a favorable product mix and higher revenue. These items were offset in part by $0.4 million of amortization of acquired profit in inventory for Balemaster, which lowered gross profit margin for this segment by 0.9 percentage points.

KADANT INC.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the third quarters of 2021 and 2020 were as follows:

	Three Months Ended
(In thousands, except percentages)	October 2, 2021	% of Revenue	September 26, 2020	% of Revenue	Increase	% Change
Flow Control	$19,658	26%	$15,136	27%	$4,522	30%
Industrial Processing	15,229	19%	13,759	22%	1,470	11%
Material Handling	9,465	23%	7,955	22%	1,510	19%
Corporate	7,964	N/A	7,003	N/A	961	14%
Consolidated SG&A Expenses	$52,316	26%	$43,853	28%	$8,463	19%

Consolidated SG&A expenses as a percentage of revenue decreased to 26% in the third quarter of 2021 compared with 28% in the third quarter of 2020 primarily due to higher revenue. Consolidated SG&A expenses increased $8.5 million due to the inclusion of $3.4 million of SG&A expenses from acquisitions, an incremental $0.9 million of acquisition-related costs, $0.9 million from the unfavorable effect of currency translation, and a $0.7 million decrease in benefits received from government employee retention assistance programs. The remaining $2.6 million is principally due to increased incentive compensation, travel-related costs, and professional services fees resulting from improved business conditions.
SG&A expenses at our Flow Control segment increased $4.5 million principally due to the inclusion of $2.8 million of SG&A expenses from Clouth, $0.9 million of acquisition-related costs, and $0.4 million from the unfavorable effect of foreign currency translation.
SG&A expenses at our Industrial Processing segment increased $1.5 million principally due to the inclusion of $0.7 million in the 2020 period for benefits received from government employee retention assistance programs, increased travel-related costs and professional service fees, and $0.5 million from the unfavorable effect of foreign currency translation.
SG&A expenses at our Material Handling segment increased $1.5 million principally due to the inclusion of $0.6 million of SG&A expenses from Balemaster, increased travel-related costs and professional service fees, and $0.2 million of incremental acquisition-related costs.
SG&A expenses at Corporate increased $1.0 million primarily due to additional incentive compensation as a result of our improved financial performance.

Restructuring Costs
Restructuring costs were $0.5 million in the third quarter of 2020, which represented severance costs of $0.3 million in our Flow Control segment and $0.2 million in our Industrial Processing segment.

Interest Expense
Interest expense decreased to $1.3 million in the third quarter of 2021 from $1.7 million in the third quarter of 2020 due to a lower weighted-average interest rate.

Provision for Income Taxes
Our provision for income taxes increased to $6.7 million in the third quarter of 2021 from $4.7 million in the third quarter of 2020. The effective tax rate of 25% in the third quarter of 2021 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, and tax expense associated with Global Intangible Low-Taxed Income (GILTI) provisions. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 24% in the third quarter of 2020 was higher than our statutory rate of 21% primarily due to nondeductible expenses and the distribution of our worldwide earnings. These increases in tax expense were offset in part by a tax benefit related to final GILTI regulations issued by the U.S. Treasury Department during the third quarter of 2020 on an election to provide a high-tax exception to the GILTI tax retroactive to 2018.

Net Income
Net income increased to $20.7 million in the third quarter of 2021 from $15.0 million in the third quarter of 2020 primarily due to a $7.4 million increase in operating income, offset in part by a $2.0 million increase in provision for income taxes (see discussions above for further details).

KADANT INC.

First Nine Months 2021 Compared With First Nine Months 2020

Revenue
The following table presents changes in revenue by segment between the first nine months of 2021 and 2020, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
Revenue by segment in the first nine months of 2021 and 2020 was as follows:

							(Non-GAAP)
	Nine Months Ended				Currency Translation	Acquisitions	Change in Organic Revenue
(In thousands, except percentages)	October 2, 2021	September 26, 2020	Total Increase	% Change			Increase	% Change
Flow Control	$210,769	$165,329	$45,440	27%	$6,749	$9,913	$28,778	17%
Industrial Processing	233,455	192,468	40,987	21%	12,087	509	28,391	15%
Material Handling	123,839	108,800	15,039	14%	3,348	2,845	8,846	8%
Consolidated Revenue	$568,063	$466,597	$101,466	22%	$22,184	$13,267	$66,015	14%

Consolidated revenue in the first nine months of 2021 increased 22%, while consolidated organic revenue increased 14%, principally driven by higher demand for parts and consumables products and, to a lesser extent, capital equipment at our Flow Control and Industrial Processing segments as described below.
Revenue at our Flow Control segment increased 27% in the first nine months of 2021, while organic revenue increased 17%. The increase in organic revenue resulted from higher demand for parts and consumables products and, to a lesser extent, capital equipment at substantially all locations. Increased demand for parts and consumables products was due in part to maintenance requirements at many of our customer locations and pent-up demand, while the 2020 period was depressed as a result of customer downtimes and shutdowns as well as visitation restrictions related to the COVID-19 pandemic. Increased demand for capital equipment was due to improved market conditions and pent-up demand while the corresponding 2020 period was adversely impacted by customer reductions in capital spending and deferrals of equipment installations as a result of the COVID-19 pandemic.
Revenue at our Industrial Processing segment increased 21% in the first nine months of 2021, while organic revenue increased 15% due to higher demand for parts and consumables products at our wood processing and stock-preparation businesses and capital equipment at our wood processing business. Demand for parts and consumables products and, to a lesser extent, capital equipment at our wood processing business was driven by high mill activity resulting in higher parts consumption and increased capital investment. Demand for parts and consumables at our North American stock-preparation business increased due to improved market conditions and pent-up demand coupled with a depressed 2020 period as a result of the COVID-19 pandemic. Conversely, lower capital equipment revenue at our North American and European stock-preparation businesses due to the timing of orders and curtailed spending by our customers, which impacted revenue in the first half of 2021, was offset in part by revenue attributable to capital equipment orders at our Chinese business.
Revenue at our Material Handling segment increased 14% in the first nine months of 2021, while organic revenue increased 8%. Increased demand for products at our European baling operation due to improved business conditions in Europe, including the recovery of recycled commodity prices, was partially offset by lower capital equipment revenue at our conveying and screening business.
Gross Profit Margin
Gross profit margin by segment in the first nine months of 2021 and 2020 was as follows:

	Nine Months Ended		Basis Point Change
	October 2, 2021	September 26, 2020
Flow Control	51.8%	53.1%	(130)	bps
Industrial Processing	40.1%	41.0%	(90)	bps
Material Handling	33.8%	33.5%	30	bps
Consolidated Gross Profit Margin	43.1%	43.5%	(40)	bps

KADANT INC.

Consolidated gross profit margin declined slightly to 43.1% in the first nine months of 2021 compared with 43.5% in the first nine months of 2020. The 2021 period included $2.2 million of amortization of acquired profit in inventory, which lowered consolidated gross profit margin by 0.4 percentage points. We received benefits from government employee retention assistance programs of $0.9 million, or 0.2% of revenue, in the first nine months of 2021 compared with $2.9 million, or 0.6% of revenue, in the first nine months of 2020.
Gross profit margin at our Flow Control segment decreased to 51.8% in the first nine months of 2021 compared with 53.1% in the first nine months of 2020 due to the inclusion of $1.8 million of amortization of acquired profit in inventory, which lowered the gross profit margin in the 2021 period by 0.9 percentage points and, to a lesser extent, a lower gross profit margin profile for Clouth.
Gross profit margin at our Industrial Processing segment decreased to 40.1% in the first nine months of 2021 compared with 41.0% in the first nine months of 2020 due to lower benefits received from government retention assistance programs. We received benefits from government employee retention assistance programs of $0.7 million, or 0.3% of revenue, in the first nine months of 2021 compared with $2.4 million, or 1.2% of revenue, in the first nine months of 2020. Higher margins at our wood processing business primarily resulting from manufacturing efficiencies related to higher production volumes were offset by the impact of lower-margin capital equipment revenue at our Chinese stock-preparation business.
Gross profit margin at our Material Handling segment increased slightly to 33.8% in the first nine months of 2021 compared with 33.5% in the first nine months of 2020.

Selling, General, and Administrative Expenses
SG&A expenses by segment in the first nine months of 2021 and 2020 were as follows:

	Nine Months Ended
(In thousands, except percentages)	October 2, 2021	% of Revenue	September 26, 2020	% of Revenue	Increase	% Change
Flow Control	$54,226	26%	$46,876	28%	$7,350	16%
Industrial Processing	45,339	19%	42,499	22%	2,840	7%
Material Handling	27,518	22%	24,730	23%	2,788	11%
Corporate	23,931	N/A	20,413	N/A	3,518	17%
Consolidated SG&A Expenses	$151,014	27%	$134,518	29%	$16,496	12%

Consolidated SG&A expenses as a percentage of revenue decreased to 27% in the first nine months of 2021 compared with 29% in the first nine months of 2020 principally due to higher revenue. Consolidated SG&A expenses increased $16.5 million principally due to $5.2 million from the unfavorable effect of currency translation, the inclusion of $3.7 million of SG&A expenses from acquisitions, additional incentive compensation resulting from our improved financial performance, an incremental $2.5 million of acquisition-related costs, and increased professional service fees. SG&A expenses included benefits received from government employee retention assistance programs of $1.4 million in the first nine months of 2021 and $1.8 million in the first nine months of 2020.
SG&A expenses at our Flow Control segment increased $7.4 million principally due to the inclusion of $2.8 million of SG&A expenses from Clouth, $2.1 million of acquisition-related costs, and $1.8 million from the unfavorable effect of foreign currency translation.
SG&A expenses at our Industrial Processing segment increased $2.8 million principally due to $2.6 million from the unfavorable effect of foreign currency translation and a $0.7 million reduction in benefits received from government assistance programs.
SG&A expenses at our Material Handling segment increased $2.8 million principally due to $0.8 million from the unfavorable effect of foreign currency translation, an incremental $0.8 million of acquisition-related costs, and the inclusion of $0.6 million of SG&A expenses from Balemaster.
SG&A expenses at Corporate increased $3.5 million primarily due to additional incentive compensation as result of improved financial performance and, to a lesser extent, higher professional service fees.

Restructuring Costs
Restructuring costs were $0.9 million in the first nine months of 2020, which represented severance costs of $0.7 million in our Flow Control segment and $0.2 million in our Industrial Processing segment.

KADANT INC.

Interest Expense
Interest expense decreased to $3.5 million in the first nine months of 2021 from $6.1 million in the first nine months of 2020 due to a lower weighted-average interest rate and lower outstanding debt for the first nine months of 2021.

Provision for Income Taxes
Our provision for income taxes increased to $21.3 million in the first nine months of 2021 from $13.7 million in the first nine months of 2020 and represented 26% of pre-tax income in both periods. The effective tax rate in the first nine months of 2021 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and tax expense associated with GILTI. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate in the first nine months of 2020 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, and state taxes. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income increased to $60.5 million in the first nine months of 2021 from $39.4 million in the first nine months of 2020 primarily due to a $26.1 million increase in operating income and a $2.6 million decrease in interest expense, offset in part by a $7.5 million increase in provision for income taxes (see discussions above for further details).

Liquidity and Capital Resources

Consolidated working capital was $177.4 million at October 2, 2021, compared with $155.1 million at January 2, 2021. Cash and cash equivalents were $82.6 million at October 2, 2021, compared with $65.7 million at January 2, 2021, which included cash and cash equivalents held by our foreign subsidiaries of $78.6 million at October 2, 2021 and $63.6 million at January 2, 2021.

Cash Flows
Cash flow information in the first nine months of 2021 and 2020 was as follows:

	Nine Months Ended
(In thousands)	October 2, 2021	September 26, 2020
Net Cash Provided by Operating Activities	$101,410	$52,601
Net Cash Used in Investing Activities	(148,587)	(12,459)
Net Cash Provided by (Used in) Financing Activities	66,714	(52,871)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(2,513)	660
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$17,024	$(12,069)

Operating Activities
Cash provided by operating activities increased to $101.4 million in the first nine months of 2021 from $52.6 million in the first nine months of 2020. Our operating cash flows are primarily from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations. The increase in cash provided by operating activities in the 2021 period was principally driven by improvements in net income and working capital.
Cash provided by working capital was $11.7 million in the first nine months of 2021. Cash provided by working capital in 2021 included $33.3 million from other current liabilities primarily due to an increase in customer deposits and advance billings related to capital equipment orders that will be fulfilled over the next year and $19.8 million from accounts payable attributable to increased inventory purchases. These sources of cash were offset in part by cash used of $22.3 million for accounts receivable mostly due to revenue growth and timing of shipments, $10.6 million for a buildup of inventories primarily for capital equipment orders and to mitigate potential supply chain issues, and $8.1 million for other current assets principally due to a prepayment for raw material at one of our Chinese businesses.
Cash used for working capital was $15.4 million in the first nine months of 2020. Cash used for working capital in 2020 included $6.2 million for inventories primarily related to the buildup of inventory for capital equipment and spare parts

KADANT INC.

that were shipped in late fiscal 2020 and early fiscal 2021 and $13.2 million from accounts payable primarily due to reduced spending levels in 2020.

Investing Activities
Cash used in investing activities was $148.6 million in the first nine months of 2021, compared with $12.5 million in the first nine months of 2020. Cash used in investing activities included consideration paid for acquisitions, net of cash acquired, of $141.5 million in the 2021 period and $7.1 million in the 2020 period.
Financing Activities
Cash provided by financing activities was $66.7 million in the first nine months of 2021, compared with cash used in financing activities of $52.9 million in the first nine months of 2020. Borrowings under our revolving credit facility were $151.9 million in the first nine months of 2021, including $140.3 million to fund acquisitions, and $26.0 million in the first nine months of 2020, including $18.9 million used to prepay the outstanding principal balance on our real estate loan. Repayment of long-term obligations was $72.7 million in the first nine months of 2021, and $69.0 million in the first nine months of 2020, including the $18.9 million prepayment of the real estate loan.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $2.5 million reduction in cash, cash equivalents, and restricted cash in the first nine months of 2021 was primarily attributable to the strengthening of the U.S. dollar against the euro.

Borrowing Capacity and Debt Obligations
We entered into an unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). As of October 2, 2021, we have a borrowing capacity of $369.9 million, including $104.9 million available under the Credit Agreement, an additional $150 million in an uncommitted, unsecured incremental borrowing facility under the Credit Agreement, and $115 million of senior promissory notes available for issuance under our uncommitted Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement), which expires on December 14, 2021. Under these agreements, our leverage ratio must be less than 3.75, or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.00. As of October 2, 2021, our leverage ratio was 1.69 and we were in compliance with our debt covenants. Except for $5.6 million of short-term obligations and current maturities of long-term obligations, we do not have any material mandatory principal payments on our debt obligations until 2023. See Note 5, Short- and Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 20, 2021, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 20, 2021 to May 20, 2022. We have not repurchased any shares of our common stock under this authorization or our previous authorization, which expired on May 13, 2021.
We paid cash dividends of $8.6 million in the first nine months of 2021. On September 9, 2021, we declared a quarterly cash dividend of $0.25 per share totaling $2.9 million that will be paid on November 11, 2021. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.
We plan to make expenditures of approximately $5 to $7 million during the remainder of 2021 for property, plant, and equipment.
As of October 2, 2021, we had approximately $230.6 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $212.5 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first nine months of 2021, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $4.4 million.
In the future, our liquidity position will be affected by cash flows from operations, cash paid to service our debt obligations, acquisitions, capital projects, dividends, and stock repurchases. We believe that our existing resources, together with the borrowings available under our Credit Agreement and available through our Note Purchase Agreement, and the cash

KADANT INC.

we expect to generate from operations, will be sufficient to meet the capital requirements of our operations for the foreseeable future.

Contractual Obligations and Other Commercial Commitments
There have been no material changes to our contractual obligations and other commercial commitments during the first nine months of 2021 compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, except for an increase of $81.0 million of short- and long-term obligations as of October 2, 2021 primarily related to our acquisitions. See Note 2, Acquisitions, and Note 5, Short- and Long-term Obligations, in the accompanying condensed consolidated financial statements.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2021. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of October 2, 2021, our Chief Executive Officer and Chief Financial Officer concluded that as of October 2, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

KADANT INC.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

In addition to the revised risk factors below regarding “Supply chain constraints, inflationary pressure, price increases and shortages in raw materials and components, and dependency upon certain suppliers for such raw materials and components could adversely impact our operating results,” and “We are subject to risks and costs associated with environmental laws and regulations,” careful consideration should be given to the risk factors disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which could materially affect our business, financial condition or future results, in addition to the information set forth in this Quarterly Report on Form 10-Q.

Supply chain constraints, inflationary pressure, price increases and shortages in raw materials and components, and dependency upon certain suppliers for such raw materials and components could adversely impact our operating results.
Some of our businesses have been and may continue to be impacted by supply chain constraints, resulting in inflationary pressure on material costs, longer lead times, port congestion, and increased freight costs. In addition, current or future governmental policies may increase the risk of inflation which could further increase the costs of raw materials and components for our businesses. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures our results of operations and financial condition could be negatively impacted.
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
Some of our businesses depend on a limited number of suppliers to provide critical components used in the manufacture of our products. If we are unable to obtain sufficient supplies of these components or these sources of supply cease to be available to us, we could experience shortages in critical components or be unable to meet our commitments to customers. Alternative sources of supply could be more expensive, or in some cases, we could be unable to locate such alternative sources. We believe our current sources of raw materials, commodities and critical components will generally be sufficient for our needs in the foreseeable future. However, our operating results could be negatively impacted if supply is insufficient for our operations or if we are unable to expand supply as needed.
While our businesses are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future.

We are subject to risks and costs associated with environmental laws and regulations.
The manufacturing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to manage the use, transportation, emissions, discharge, storage, recycling, or disposal of hazardous materials could lead to increased costs or regulatory penalties, fines and legal liability. Our ability to expand, modify or operate our manufacturing facilities in the future may be impeded by environmental regulations, such as air quality, wastewater requirements, and energy supply and use restrictions. The Chinese government has pledged to tackle the country's hazardous smog and improve air quality conditions ahead of high-profile events, such as the upcoming Winter Olympics in Beijing, which has prompted authorities to impose strict pollution control measures. Additionally, in September 2021, the Chinese government began limiting electricity usage within many of its provinces, requiring businesses in those regions to take unscheduled downtime. Regulators have in the past and may in the future temporarily restrict the operations of our manufacturing facilities in a particular geographic location as a result of attempts to control pollution levels, or energy supply or use restrictions in China. Environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify product designs, or incur other expenses. New regulations promulgated in reaction to climate change could result in increased manufacturing costs associated with air pollution control requirements, and increased or new monitoring, recordkeeping, and reporting of greenhouse gas emissions. We also see the potential for higher energy costs driven by climate change regulations. Implementation of such new regulations could increase our costs or require us to modify our operations and negatively impact our business and results of operations.

KADANT INC.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

10*	Executive Transition Agreement between the Registrant and Eric T. Langevin dated October 27, 2021.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________
*    Indicates management contract or compensatory plan or arrangement.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: November 10, 2021	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)