Form 10-K
period 2022-01-01
KADANT INC
filed 2022-03-01
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of July 3, 2021 (based on the closing price per share as reported on the New York Stock Exchange on the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $2,020,422,000. For purposes of the immediately preceding sentence, the term "affiliate" consists of each director and executive officer of the Registrant.
As of February 18, 2022, the Registrant had 11,621,092 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.
Annual Report on Form 10-K
for the Fiscal Year Ended January 1, 2022

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

Item 1.    Business
Throughout this Annual Report on Form 10-K, when we use the terms "we," "us," "our," "Registrant," and the "Company," we mean Kadant Inc., and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. Kadant Inc. trades on the New York Stock Exchange under the ticker symbol "KAI."
Unless otherwise noted, references to 2021, 2020, and 2019 in this Annual Report on Form 10-K are to our fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.

Description of Our Business
We are a global supplier of technologies and engineered systems that drive Sustainable Industrial Processing. Our products and services play an integral role in enhancing efficiency, optimizing energy utilization, and maximizing productivity in process industries while helping our customers advance their sustainability initiatives with products that reduce waste or generate more yield with fewer inputs, particularly fiber, energy, and water. Producing more while consuming less is a core aspect of Sustainable Industrial Processing and a major element of the strategic focus of our three reportable operating segments: Flow Control, Industrial Processing, and Material Handling.
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
We expect that a significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to pursue acquisition opportunities. In 2021, we acquired all partnership interests and shares in The Clouth Group of Companies (Clouth) for $92.9 million, net of cash acquired plus debt assumed. The majority of the Clouth companies were acquired on July 19, 2021 and the acquisition of the last legal entity occurred on August 10, 2021. Clouth, which is included in our Flow Control segment, is a leading European manufacturer of doctor blades and related equipment used in the production of paper, packaging, and tissue. On August 23, 2021, we acquired all the outstanding equity securities in East Chicago Machine Tool Corporation (Balemaster) and certain assets of affiliated companies for $53.7 million, net of cash acquired. Balemaster, which is included in our Material Handling segment, is a leading U.S. manufacturer of horizontal balers and related equipment used primarily for recycling packaging waste at corrugated box plants and large retail and distribution centers. See Note 2, Acquisitions, in the accompanying consolidated financial statements for further details regarding our recent acquisitions.

Business Segments and Products
We report our financial results by combining operating entities into three reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of our wood processing and stock-preparation product lines; and the Material Handling segment consists of our conveying and vibratory, baling, and fiber-based product lines. See

Kadant Inc.

Note 12, Business Segment and Geographical Information, in the accompanying consolidated financial statements for financial information regarding our segments.

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
Stock-Preparation
We develop, manufacture, and market custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining primarily recycled fiber for preparation for entry into the paper machine, and recausticizing and evaporation equipment and systems used in the production of virgin pulp. Our principal stock-preparation products include:

–	Recycling and approach flow systems: Our equipment includes pulping, screening, cleaning, and de-inking systems that process fiber and remove contaminants, such as ink, glue, metals, and other impurities, to prepare them for entry into the paper machine during the production of recycled paper.

–	Virgin pulping process equipment: Our equipment includes pulp washers, evaporators, and recausticizing and condensate treatment systems used to remove lignin, concentrate and recycle process chemicals, and remove condensate gases.
Material Handling Segment
Through our Material Handling segment, we provide products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the aggregates, mining, food, and waste management industries, among others. In addition, we manufacture and sell biodegradable, absorbent granules used as carriers in agricultural applications and for oil and grease absorption. The Material Handling segment consists of our conveying and vibratory, baling, and fiber-based product lines.
Conveying and Vibratory Equipment
We develop, manufacture, and market conveying and vibratory equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. Our principal conveying and vibratory products include:

–	Vibratory equipment: feeders, screens, and flow aides utilized in the feeding of rugged and non-rugged materials as well as in mixing, blending, and packaging of fragile materials with speed and precision.

Kadant Inc.

–	Conveying equipment: transport idlers, power terminal units, and electric controls, used to transport bulk materials in harsh above- and below-ground mining environments; and screw conveyors and bucket elevators used for material handling operations in agricultural, food, and paper markets.
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
Approximately 58% in 2021, 55% in 2020, and 56% in 2019, of our consolidated revenue were to customers outside the United States, principally in Europe, Asia and Canada.

Backlog
Our backlog of firm orders by segment are as follows:

(In millions)	January 1, 2022	January 2, 2021
Flow Control	$73.1	$48.7
Industrial Processing	185.2	115.0
Material Handling	51.6	29.3
	$309.9	$193.0
We anticipate that the majority of the backlog at year-end 2021 will be shipped or completed during 2022, with the remainder expected to be shipped or completed within 15 months after year-end 2022. Some of our capital orders can be canceled by the customer upon payment of a cancellation fee.

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
Our research and development expenses were $11.4 million in 2021, $11.3 million in 2020, and $10.9 million in 2019.

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
Raw Materials
The primary raw materials used by our businesses are: Flow Control segment – steel, stainless steel, ductile iron, brass, bronze, aluminum, and elastomers; Industrial Processing segment – steel and stainless steel; and Material Handling segment – steel, aluminum, and composites. These raw materials are generally purchased and available through a number of suppliers. The raw material used in the manufacture of our fiber-based granules is a by-product from the production of paper that we obtain from two paper mills. If these mills were unable or unwilling to supply us with sufficient fiber, we would be forced to find one or more alternative suppliers for this raw material. To date, our raw materials have generally been available to meet our current needs.

Patents, Licenses, and Trademarks
We protect our intellectual property rights by applying for and obtaining patents when appropriate. We also rely on technical know-how, trade secrets, and trademarks to maintain our competitive position. We also enter into license agreements with others to grant and/or receive rights to patents, trademarks, and know-how. No particular patent, or related group of patents, is so important that its expiration or loss would significantly affect our operations.

Flow Control Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2022 to 2050, related to fluid handling and doctoring, cleaning, and filtration equipment. From time to time, we enter into licenses with other companies for products that serve the pulp, papermaking, converting, and paper recycling industries.

Industrial Processing Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2022 to 2040, related to stock-preparation and wood processing systems and equipment.

Material Handling Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2022 to 2027, related to various aspects of conveyor belt systems and conveying apparatus, and baling equipment. We license one of our two significant product brand names, Link-Belt®, from a third party pursuant to a trademark license agreement. More than a quarter of our Material Handling segment revenue in 2021 was generated by sales of conveying equipment under the Link-Belt® name. Under the terms of the license agreement, we have a worldwide, exclusive, royalty-free, perpetual license to use the Link-Belt® trademark in connection with such products.
We also currently hold several U.S. patents, expiring on various dates ranging from 2027 to 2034, related to various aspects of the processing of fiber-based granules and the use of these materials in agricultural, home lawn and garden, professional lawn, turf and ornamental applications, and for oil and grease absorption.

Kadant Inc.

Government Regulations
We are subject to a variety of U.S. and international governmental regulations, including environmental regulations. We believe that our operations comply in all material respects with applicable laws and regulations. Our compliance with these requirements did not change during the past year, and is not expected to have a material adverse effect on our cash flows, earnings, or competitive position. For more information on risks related to government regulations, please see Part I, Item 1A, “Risk Factors.”

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
As of January 1, 2022, we had approximately 2,900 full-time employees worldwide. Of our full-time employees, approximately 45% were in North America, 32% were in Europe and 20% were in Asia. Other than certain of our Canadian employees and typical work councils outside of the U.S., none of our employees are represented by labor unions or covered by a collective bargaining agreement.
Our management team places significant focus and attention on matters concerning our human capital, particularly their diversity, capability development, and succession planning. Accordingly, we regularly review talent development and succession plans for each of our functions and operating segments, to identify and develop a pipeline of talent to maintain business operations. We have numerous programs to attract and retain our talent, including leadership and executive development programs as well as technical and other training. We partner with vocational schools, community colleges, universities and associations to promote future careers in manufacturing through training and apprenticeship programs. We also have a well-established performance management and talent development process in which managers provide regular feedback and coaching to develop employees.

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
Throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our employees while meeting the needs of our customers. We have adopted enhanced safety measures and practices across our facilities to protect employee health and safety and ensure a reliable supply of essential products to our customers. These enhanced safety measures and practices include encouraging vaccinations and the use of face coverings, adding safety and hygiene protocols within our facilities, and other safeguards. We monitor and track the impact of COVID-19 on our employees and within our operations, and proactively modify or adopt new practices to promote their health and safety.
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

Information about our Executive Officers
The following table summarizes certain information concerning our executive officers as of February 18, 2022:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
Jeffrey L. Powell	63	President and Chief Executive Officer (2009)
Eric T. Langevin	59	Executive Vice President and Chief Operating Officer (2006)
Michael J. McKenney	60	Executive Vice President and Chief Financial Officer (2002)
Stacy D. Krause	45	Senior Vice President, General Counsel, and Secretary (2018)
Dara F. Mitchell	53	Senior Vice President, Corporate Development (2021)
Deborah S. Selwood	53	Senior Vice President and Chief Accounting Officer (2015)
Thomas Andrew Blanchard	63	Vice President (2021)
Michael C. Colwell	56	Vice President (2019)
Peter J. Flynn	71	Vice President (2019)
Fredrik H. Westerhout	57	Vice President (2021)
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
Mr. Langevin, who will retire on March 31, 2022, has been an executive vice president and chief operating officer since April 2019 and has supervisory responsibility for our fluid-handling, doctoring, cleaning, & filtration, and conveying and vibratory businesses. From March 2018 to April 2019, he served as executive vice president and co-chief operating officer. From January 2010 to March 2018, he served as executive vice president and chief operating officer. Prior to January 2010, Mr. Langevin had been our senior vice president since March 2007 and had supervisory responsibility for our fluid-handling and doctoring, cleaning, & filtration businesses. He served as vice president, with responsibility for our doctoring, cleaning, & filtration business, from 2006 to 2007. From 2001 to 2006, Mr. Langevin was president of Kadant Web Systems Inc. (now our Kadant Solutions division) and before that served as its senior vice president and vice president of operations. Prior to 2001,

Kadant Inc.

Mr. Langevin managed several product groups and departments within Kadant Web Systems after joining us in 1986 as a product development engineer.
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
Ms. Krause has been our senior vice president, general counsel, and secretary since November 2021 and served as our vice president, general counsel and secretary from July 2018 to November 2021. She served as our deputy general counsel from December 2017 to June 2018. Prior to joining us, Ms. Krause was head of commerce cloud commercial legal at salesforce.com, inc., a global SAAS software company, from July 2016 to December 2017. She previously served assistant general counsel of Demandware, Inc., a global SAAS software company, from January 2014 to July 2016, prior to its acquisition by salesforce.com, and was assistant general counsel of Entegris, Inc., a provider of advanced materials and materials handling solutions, from 2011 to 2014. Prior to 2011, Ms. Krause was a lawyer in the corporate transactional department of Wilmer Cutler Pickering Hale and Dorr LLP.
Ms. Mitchell has been our senior vice president, corporate development, since May 2019 and served as our vice president, corporate development from 2016 to 2019 and our director of corporate development from 2013 to 2016. Prior to joining Kadant, Ms. Mitchell was a principal at NewDelta Partners, an investment banking and strategic advisory firm, and investment director at 3i, a global private equity firm where she was responsible for investing in technology companies.
Ms. Selwood has been our senior vice president and chief accounting officer since May 2019 and served as our vice president and chief accounting officer from 2015 to 2019. Prior to that, she served as our corporate controller from 2007 to 2015 and as assistant controller from 2004 to 2007. Prior to 2004, Ms. Selwood held various financial positions at Arthur Andersen LLP and Genuity Inc.
Mr. Blanchard has been our vice president since November 2021 with supervisory responsibility for portions of our Material Handling segment. Mr. Blanchard previously served as the president of our Syntron Material Handling subsidiaries (SMH) since January 2019 when we acquired SMH. He also served as the president of SMH from June 2014 to January 2019 prior to our acquisition. SMH, which is part of our Material Handling segment, designs and manufactures conveyors and vibratory feeders for bulk material handling in the aggregates, mining and food industries.
Mr. Colwell has been our vice president since July 2019 with supervisory responsibility for our wood processing business, which is part of our Industrial Processing segment. He previously had responsibility for our fiber-based products business from July 2019 to November 2021. Mr. Colwell previously served as the president of Kadant Carmanah Design, a division of our subsidiary Kadant Canada Corp., from 2013 to 2019. Carmanah, which is part of our wood processing business, designs and manufactures equipment for the oriented strand board industry. Mr. Colwell previously served as the president and chief executive officer of Carmanah Design and Manufacturing Inc. from April 2010 until its acquisition by us in November 2013.
Mr. Flynn has been our vice president since July 2019 with supervisory responsibility for our stock-preparation business, which is part of our Industrial Processing segment, and our baling product line, which is part of our Material Handling segment. Prior to July 2019, Mr. Flynn served as the president of our Kadant Black Clawson LLC subsidiary from 2003 to 2019. Kadant Black Clawson manufactures stock-preparation equipment primarily for the pulp and paper industry.
Mr. Westerhout has been our vice president since November 2021 with supervisory responsibilities for our Flow Control segment. Mr. Westerhout previously served as the vice president of our flow control subsidiaries in Europe since April 2014. These businesses are part of our Flow Control segment.

Item 1A.    Risk Factors
Our business, results of operations and financial condition, and an investment in our securities, are subject to a number of risks. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions. The COVID-19 pandemic continues to produce a level of general uncertainty and, in some cases, adverse changes in global economic conditions and has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed herein. Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, consolidated financial condition and results of operations.

Kadant Inc.

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
We manufacture capital equipment and systems used in process industries, including the paper, fluid handling, wood processing and material handling industries. Approximately 35% of our revenue in 2021 was from the sale of capital equipment to be used in process industries. The demand for capital equipment is variable and depends on a number of factors, including consumer demand for end products, existing manufacturing capacity, the level of capital spending by our customers and economic conditions. As a consequence, our bookings and revenues for capital projects tend to be variable and difficult to predict. It is especially difficult to accurately forecast our operating results during periods of economic uncertainty. Our customers curtail their capital and operating spending during periods of economic uncertainty and are cautious about resuming spending as market conditions improve. Levels of consumer spending on non-durable goods, demand for food and beverage packaging, and demand for new housing and remodeling are all factors that affect paper and wood processing companies' demand for our products. Expansion of bulk material handling capacity and infrastructure spending are factors that affect demand for material handling equipment. Reductions in demand levels in any of these areas can negatively impact our business. As companies in our customers' industries consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity additions or expansion projects. Capacity growth and investment can be uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production.
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

We have significant international sales and operations and face risks related to health epidemics and pandemics, including the COVID-19 pandemic, which has and continues to present challenges to our business and results of operations.
Our business and operations have been and may continue to be challenged by the effects of the COVID-19 pandemic and may be challenged by other adverse public health developments, including disruptions or restrictions on our employees’ and other service providers’ ability to travel, reductions in our workforce, temporary closures of our facilities or the facilities of our customers, suppliers or other vendors in our supply chain, potentially including single source suppliers, and other disruptions in the supply chain. In addition, the COVID-19 pandemic has impacted and other disease outbreaks could impact global trade and reduce demand for our products, and adversely affect the U.S. or global economy and capital markets.
The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and initially created significant disruption of the financial markets. The COVID-19 pandemic has adversely affected, and may adversely affect in the

Kadant Inc.

future, our business and results of operations, as government authorities have imposed, and may in the future impose, temporary mandatory closures of our facilities, travel restrictions, work-from-home orders, vaccine or testing mandates and social distancing protocols and other restrictions that have impacted our ability to adequately staff and maintain our operations at normal levels. Additionally, our financial results have been adversely impacted and may be adversely impacted in the future by decreased levels of bookings, customer-requested delays on certain capital projects and service work, customer downtime and shutdowns, and visitation restrictions at many customer facilities, all of which have affected and may adversely affect in the future our ability to recognize revenue for sales of our products and services. We may also incur future costs related to COVID-19, such as increased employee benefit costs if a significant number of our employees contract COVID-19 and require hospitalization or other costly medical treatment, or expenses related to repeated cleaning and sanitizing of our facilities, which may also adversely affect our financial results. In March 2020, we experienced a significant decrease in market capitalization due to a decline in our stock price, and the overall U.S. stock market also declined significantly amid market volatility driven by the uncertainty surrounding the outbreak of COVID-19. The future impact of the COVID-19 pandemic could include further disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
The COVID-19 pandemic has evolved and continues to evolve rapidly. As a result, we cannot reasonably estimate the scope of the impact of the COVID-19 pandemic, including the potential impact of emerging variants or the response of government authorities to any such variants or other developments, on our business and the adverse effect and impact the COVID-19 pandemic may ultimately have on our business and our stock price. For instance, we may face additional requests from customers to delay the production or delivery of our products, particularly capital equipment products, which would affect our ability to recognize revenue for sales of such products. Other customers may decide not to proceed with large capital equipment orders in order to conserve their cash. A delay on our part of the production of our products may lead to liquidated damages owed to our customers. Further implementation, extension or renewal of government-mandated closures, “shelter-in-place” orders or vaccine or testing mandates related to the COVID-19 pandemic may create further disruption to our operations, our workforce, the supply chain, and our customer and vendor operations. The evolving effects of the COVID-19 pandemic on the global economy are uncertain, and we may be further adversely affected by general economic conditions, even if government mandates are repealed. The impact of COVID-19 could worsen if new and more virulent or transmissible variants emerge which result in a resurgence of COVID-19 infection in affected regions.
In addition, travel, commercial and other similar restrictions put in place by various government authorities in response to COVID-19 have contributed to global supply disruptions and we have, and may in the future, incur costs to mitigate such disruptions, which could be significant. New information may emerge concerning the severity of COVID-19 or any of its variants, the pace and method through which it is transmitted, contained and/or treated, and the nature of the approach of the local governments in the jurisdictions in which we operate to handling the outbreak, any of which could impact our employees, operations, suppliers, customers and/or operating and financial results, including our ability to determine our quarterly results. We operate in 20 countries and the government responses in each of those countries have differed and resulted in varying levels of containment of COVID-19, degree and duration of closures, and nature of safety precautions, all of which we have and will continue to manage. Although we have worked and continue to work diligently to ensure that our global facilities can operate with minimal disruption, mitigate the impact of the outbreak on our employees’ health and safety, and address the supply chain impact on ourselves and our customers, the full extent to which COVID-19 has affected and will affect the global economy and our results will depend on future developments and factors that cannot be predicted.

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

Kadant Inc.

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
We manufacture debarkers, stranders and related equipment used in the production of lumber and OSB. Our customers produce these products principally for new residential construction, home repair and remodeling activities. As such, the operating results for our Industrial Processing segment correlate to a significant degree to the level of this residential construction activity, primarily in North America and, to a lesser extent, in Europe. Residential construction activity is influenced by a number of factors, including the supply of and demand for new and existing homes, new housing starts, unemployment rates, interest rate levels, availability of mortgage financing, mortgage foreclosure rates, availability of construction labor and suitable land, seasonal and unusual weather conditions, general economic conditions and consumer confidence. A significant increase in long-term interest rates, changes in tax policy on the deductibility of mortgage interest, tightened lending standards, high unemployment rates and other factors that reduce the level of residential construction activity could have a negative effect on our financial performance.

The OSB market is highly concentrated and the market for building products is highly competitive. The loss of a significant customer or our customers' reductions in capital spending or OSB production could have a material adverse effect on our financial performance.
The OSB market is highly concentrated and there are a limited number of OSB manufacturers. As a percentage of our Industrial Processing segment revenues, the two largest OSB customers accounted for 11% in 2021 and 9% in both 2020 and 2019. The loss of one or more of these OSB customers to a competitor could adversely affect our revenues and profitability. In addition, the market for building products is highly competitive. Products that compete with OSB include other wood panel products and substitutes for wood building products, such as nonfiber-based alternatives. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to OSB products. Changes in component prices, such as energy, chemicals, wood-based fibers, and nonfiber alternatives can change the competitive position of OSB relative to other available alternatives and could increase substitution. Our customers' OSB production can be adversely affected by lower-cost producers of other wood panel products and substitutes for wood building products. Lower demand for OSB products or a decline in the profitability of one or more of our customers could result in a reduction in spending on capital equipment or the shutdown or closure of an OSB mill, which could have a material adverse effect on our financial performance.

Our Wood Processing product line can be materially impacted by changes to the global timber supply.
Changes in the environment that affect natural resources such as timber may have significant effects on the sales of wood processing equipment by our Industrial Processing segment. Approximately 23% of our revenue in 2021 was from our Wood Processing product line. Changes in the environment like wildfires and damage from pests such as the mountain pine beetle have affected tracts of land in Western Canada that could have otherwise been logged by the forestry industry. Reduction in availability of timber can result in decreased logging activity, mill closures, and lower operating rates at mills, as well as reduced capital expenditures. A reduction in capital expenditures by mills would likely lead to a decrease in demand for new wood processing equipment, which would in turn affect demand for parts, as our wood processing customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mills and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for wood processing products, adverse economic

Kadant Inc.

conditions for our wood processing customers may make it more difficult for us to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital.

The development and increasing use of digital media has had, and will continue to have, an adverse impact on our Flow Control and Industrial Processing segments.
Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, particularly in North America and Europe, a trend which is expected to continue. Approximately 8% of our revenue in 2021 was from customers producing newsprint and printing and writing grades of paper. Significant declines in the production of printing and writing paper grades have also led to a drop in the construction of recycled tissue mills, as those mills use printing and writing grades of waste paper as their fiber source. The increased use of digital media has had, and will continue to have, an adverse effect on demand for our products in those markets.

Our Material Handling segment can be materially impacted by cyclical economic conditions affecting the global mining industry.
Changes in economic conditions affecting the global mining industry can occur abruptly and unpredictably, which may have significant effects on the sales of original equipment by our subsidiary, SMH, which comprises a substantial portion of our Material Handling segment. Approximately 4% of our revenue in 2021 was from SMH's mining customers. Cyclicality for original equipment sales is driven primarily by price volatility of the commodities that are mined using SMH’s equipment, including coal, salt, aggregates, potash, copper, iron ore and trona, or their substitutes, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation, increased regulation and competition affecting demand for commodities, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by SMH’s customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by SMH’s customers are likely to lead to a decrease in demand for new mining equipment, and may result in a decrease in demand for parts as SMH’s customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mines and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for SMH’s products, adverse economic conditions for SMH’s customers may make it more difficult for SMH to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital. As a result of this cyclicality in the global mining industry, SMH may experience significant fluctuations in its business, results of operations and financial condition, and we expect SMH’s business to continue to be subject to these fluctuations in the future.

A sizable portion of our Material Handling segment is dependent on continued demand for coal, which is subject to economic and environmental risks.
Approximately 4% and 2% of the Material Handling segment's 2021 revenues came from its thermal and metallurgical coal-mining customers, respectively. Many of these customers supply coal for the generation of electricity and/or steel production. Demand for electricity and steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost-effective form of electricity generation continues to take place throughout the world and coal-fired electricity generation faces intense price competition from other energy sources, particularly natural gas. In addition, coal combustion typically generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations, international agreements or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for electricity and steel, demand for coal will decline. Reduced demand for coal could result in reduced demand for SMH’s mining equipment and could adversely affect our overall business, financial condition and results of operations.

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

Kadant Inc.

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
Some of the markets in which we compete are mature and have relatively low growth rates. We pursue a number of strategies to improve our internal growth, including:

–	strengthening our presence in selected geographic markets, including emerging markets and existing markets where we see opportunities;
–	focusing on parts and consumables sales;
–	using low-cost manufacturing bases, such as China, India and Mexico;
–	allocating research and development funding to products with higher growth prospects;
–	developing new applications for our technologies;
–	combining sales and marketing operations in appropriate markets to compete more effectively;
–	finding new markets for our products and expanding into different verticals or process industries;
–	continuing to develop cross-selling opportunities for our products and services to take advantage of our depth of product offerings; and
–	corporate efficiency programs, such as Lean manufacturing and the “80/20” rule (the Pareto Principle).
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
While our businesses are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the future.

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
Changes in zoning laws in China are requiring us to relocate certain of our manufacturing facilities. For example, we received a request by local Chinese authorities to relocate one of our facilities, and have negotiated with the Chinese

Kadant Inc.

government regarding the relocation of such facility. Such relocation, and any relocations required in the future, may increase our costs and could have a material impact on our manufacturing operations.
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
We seek to protect trade secrets and proprietary know-how, in part, through confidentiality and non-competition agreements with our collaborators, employees, and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets and proprietary know-how may otherwise become known or be independently developed by our competitors, or our competitors may otherwise gain access to our intellectual property.
Others may assert intellectual property infringement claims against us or our customers. We may provide a limited intellectual property indemnity in connection with our terms and conditions of sale to our customers and in other types of contracts with third parties. Indemnification payments and legal expenses to defend claims could be costly.

Kadant Inc.

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
Climate change may pose environmental risks that could harm our results of operations and affect the way we conduct business. Many of our operations are located in regions that may become increasingly vulnerable due to climate change, which may cause extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, winds, and rainfall, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions or weather-driven natural disasters could impact our ability to maintain our operations in those areas. For example, we have manufacturing locations in the southeastern United States, which region has experienced record hurricanes in recent years reportedly due to the effects of climate change. Climate change could also affect demand for our products by our customers that are affected by weather and weather-driven events, including seasonal changes in outdoor working conditions and rainfall levels. Climate change has also been cited as contributing to the increased likelihood around the world of hot and dry conditions in which wildfires and the destructive mountain pine beetle thrive. As a result of the effects of climate change, our customers in the forestry industry may face damage to assets and losses from business interruption, which could lead to the reduced operation or closure of mills, and disruption of supply chains of which we may be a part. These risks could harm our business and results of operations.

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
We are a leading global supplier of equipment and critical components used in process industries worldwide. We sell our products globally, including sales to customers in China, South America, Russia and India, and operate multiple manufacturing operations worldwide, including operations in Canada, China, Europe, Mexico, India and Brazil. International revenues and operations are subject to a number of risks which vary by geographic region, including the following:

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

Kadant Inc.

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
We operate significant manufacturing facilities in China. In 2021, our sales to China were $82.1 million, or 10%, of our revenue. Our Chinese manufacturing facilities provide low-cost sourcing to many of our subsidiaries. Changes in the policies of the Chinese government, devaluation of the Chinese currency, restrictions on the expatriation of cash, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions, could negatively impact our business and operating results. Policies of the Chinese government to target slower economic growth may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects. The United States has restricted investment in certain companies with ties to the Chinese military; if such restrictions are expanded, or if investment was otherwise restricted, our business would be negatively affected.
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

Kadant Inc.

When we translate the local currency results of our foreign subsidiaries into U.S. dollars during a period in which the U.S. dollar is strengthening, our financial results will reflect decreases due to foreign currency translation. In addition, our consolidated financial results are adversely affected when foreign governments devalue their currencies. Our major foreign currency translation exposures involve the currencies in Europe, China, Brazil, Canada, and Mexico. For example, China's central bank has previously devalued the renminbi to boost the Chinese economy, which had a negative translation impact on our consolidated revenues and may in the future have a negative translation impact if this recurs. The overall favorable or unfavorable effect of foreign currency translation on our financial results will vary by quarter. We do not enter into derivatives or other financial instruments to hedge this type of foreign currency translation risk.

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
The global economic uncertainty that has occurred and may continue to occur may cause our customers to closely monitor their costs and reduce their spending budgets. Our revenues to customers in the U.K. represented approximately 3% of total revenues in 2021. All of these events, should they occur, could adversely affect our business, financial condition, operating results, and cash flows.

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
In addition, the Office of the United States Trade Representative has imposed tariffs on a wide variety of products from China, including pulp and paper machinery equipment, pursuant to Section 301 of the Trade Act of 1974. The tariffs on pulp and paper machinery are set at 25%. In addition, the U.S. Department of Commerce has imposed tariffs of 25% on numerous categories of steel imports, and 10% on numerous categories of aluminum imports, from most countries under Section 232 of the Trade Expansion Act of 1962. While we try to mitigate the impact of the existing and other proposed tariffs through pricing and sourcing strategies, we cannot be certain how our customers and competitors will react to the actions we take. The tariffs have and could in the future negatively affect our ability to compete against competitors who do not manufacture in China and/or are not subject to the tariffs.
The United States has tightened trade sanctions targeting countries like China and Russia. For example, since 2018 the United States has imposed various trade and economic sanctions targeting certain persons in Russia and certain types of business with Russia, and, as a result of the February 2022 Russian invasion of Ukraine, the United States, the European Union, and many other countries have imposed sanctions on Russia, individuals in Russia and Russian businesses, including several large banks. In 2021, our sales to Russia were $10.7 million, or 1% of our revenue. The United States has continued to expand export control restrictions applicable to certain Chinese firms and continued its assessment of new controls for “emerging foundational technologies,” escalating U.S.-China tension over technology competition. In response, Russia and China have begun considering and, in some cases, implementing trade sanctions that could affect U.S.-owned businesses. The imposition of trade sanctions may, and with respect to the Ukraine-related sanctions are expected to, make it generally more difficult to do business in Russia and China and cause delays or prevent shipment of products or services performed by our personnel, or to receive payment for products or services. Such restrictions could have a material adverse impact on our business and operating results going forward.

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

Kadant Inc.

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
The manufacturing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to manage the use, transportation, emissions, discharge, storage, recycling, or disposal of hazardous materials could lead to increased costs or regulatory penalties, fines and legal liability. Our ability to expand, modify or operate our manufacturing facilities in the future may be impeded by environmental regulations, such as air quality, wastewater requirements, and energy supply and use restrictions. The Chinese government has pledged to tackle the country's hazardous smog and improve air quality conditions, which has prompted authorities to impose strict pollution control measures when certain pollution levels are detected and ahead of high-profile events. Regulators have in the past and may in the future temporarily restrict the operations of our manufacturing facilities in a particular geographic location as a result of attempts to control pollution levels, or energy supply or use restrictions in China. Environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify product designs, or incur other expenses. New regulations promulgated in reaction to climate change could result in increased manufacturing costs associated with air pollution control or energy requirements, and increased or new monitoring, recordkeeping, and reporting of greenhouse gas emissions. We also see the potential for higher energy costs driven by climate change regulations. Implementation of such new regulations could increase our costs or require us to modify our operations and negatively impact our business and results of operations.

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

Kadant Inc.

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
Borrowings under our Credit Agreement use LIBOR as a benchmark for establishing the interest rate for our LIBOR Loans, as defined in the Credit Agreement. LIBOR has been the subject of national, international and other regulatory guidance and proposals for reform. These reforms and other pressures will cause LIBOR to disappear entirely or to perform differently than in the past. In 2021, we amended the Credit Agreement to include customary provisions to provide for the replacement of LIBOR with an alternative benchmark rate when any applicable tenor of LIBOR ceases to be available. In addition, we may need to amend other financial or contractual obligations that use LIBOR, and we cannot predict what alternative benchmark would be negotiated with our counterparties. We may incur additional expenses to amend such agreements to reference the alternative benchmark, which may differ significantly from LIBOR. Accordingly, the use of an alternative benchmark could result in increased costs, including increased interest expense on our Credit Agreement borrowings and increased borrowing

Kadant Inc.

costs in the future, and could adversely affect our available cash flow for general corporate requirements. At this time, we are unable to predict the effect of any such alternatives to LIBOR on our business, results of operations or financial condition.

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
Stock markets in general and our common stock in particular experience significant price and volume volatility from time to time. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the volatility of orders, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:

–	changes in the assumptions used for revenue recognized over time;
–	fluctuations in revenues due to customer-initiated delays in product shipments;
–	failure of a customer to comply with an order's contractual obligations or inability of a customer to provide financial assurances of performance;
–	adverse changes in demand for and market acceptance of our products;
–	failure of our products to pass contractually agreed upon acceptance tests, which could delay or prohibit recognition of revenues under applicable accounting guidelines;
–	competitive pressures resulting in lower sales prices for our products;
–	adverse changes in the process industries we serve;
–	delays or problems in our introduction of new products or in the manufacture of our products;
–	our competitors' announcements of new products, services, or technological innovations;
–	contractual liabilities incurred by us related to guarantees of our product performance;
–	increased costs of raw materials or supplies, including the cost of energy;
–	changes in the timing of product orders;
–	changes in the estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, or expenses;
–	the impact of acquisition accounting and the treatment of acquisition and restructuring costs as period costs;
–	fluctuations in our outstanding indebtedness and associated interest expense;
–	fluctuations in our effective tax rate;
–	fluctuations in foreign currency exchange rates;
–	the operating and share price performance of companies that investors consider to be comparable to us; and
–	changes in global financial markets and global economies and general market conditions.

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
The location and general character of our principal properties as of year-end 2021 are as follows:

Flow Control Segment
We own approximately 1,449,000 square feet and lease approximately 234,000 square feet, under leases expiring on various dates ranging from 2022 to 2028, of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2050 to 2062. Our principal engineering and manufacturing facilities are located in Huckeswagen, Germany; Valinhos, Brazil; Kamienna Gora, Poland; Three Rivers, Michigan, United States; Anderson, South Carolina, United States; Auburn, Massachusetts, United States; Eltmann, Germany; Weesp, The Netherlands; Wuxi, China; Moers, Germany; Guadalajara, Mexico; Bury, England and Huskvarna, Sweden.

Industrial Processing Segment
We own approximately 1,241,000 square feet and lease approximately 148,000 square feet, under leases expiring on various dates ranging from 2022 to 2025 of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our existing and future-planned facilities under long-term leases, which expire on dates ranging from 2054 to 2071. Also, in Sidney, British Columbia, Canada, we lease the land associated with our building under a long-term lease, which expires in 2032. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Lebanon, Ohio, United States; Sidney, British Columbia, Canada; Lohja, Finland; Surrey, British Columbia, Canada and Pell City, Alabama, United States.

Material Handling Segment
We own approximately 105,000 square feet and lease approximately 639,000 square feet, under leases expiring on various dates ranging from 2022 to 2034. Our principal manufacturing and office space is located in Saltillo, Mississippi, United States; Georgsmarienhutte, Germany; Crown Point, Indiana, United States; Green Bay, Wisconsin, United States and Alfreton, England.

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

Kadant Inc.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Common Stock
Our common stock trades on the New York Stock Exchange under the symbol "KAI." The closing market price on the New York Stock Exchange for our common stock on February 18, 2022 was $199.36 per share.

Holders of Common Stock
As of February 18, 2022, we had approximately 1,976 holders of record of our common stock. This does not include holdings in street or nominee name.

Issuer Purchases of Equity Securities
On May 20, 2021, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 20, 2021 to May 20, 2022. We did not repurchase any shares of our common stock during 2021.

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

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/30/17
12/29/18
12/28/19
1/2/21
1/1/22
Kadant Inc.
Russell 3000
Dow Jones U.S. Industrial Machinery TSM

	12/31/2016	12/30/2017	12/29/2018	12/28/2019	1/2/2021	1/1/2022
Kadant Inc.	100.00	165.94	135.31	178.28	239.97	394.55
Russell 3000	100.00	121.13	114.78	150.39	181.80	228.45
Dow Jones U.S. Industrial Machinery TSM	100.00	132.70	111.92	152.22	177.61	220.86

Item 6.    [Reserved]

Kadant Inc.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the consolidated financial statements and related notes set forth in Item 8, "Financial Statements and Supplementary Data." The following discussion also contains forward-looking statements, including the outlook for our business, that involve a number of risks and uncertainties. See Part I, "Forward-Looking Statements," for a discussion of the forward-looking statements contained below and Part I, Item 1A, "Risk Factors," for a discussion of certain risks that could cause our actual results to differ materially from the results anticipated in such forward-looking statements.

Overview
Company Background
We are a global supplier of technologies and engineered systems that drive Sustainable Industrial Processing. Our products and services play an integral role in enhancing efficiency, optimizing energy utilization, and maximizing productivity in process industries while helping our customers advance their sustainability initiatives with products that reduce waste or generate more yield with fewer inputs, particularly fiber, energy, and water. Producing more while consuming less is a core aspect of Sustainable Industrial Processing and a major element of the strategic focus of our businesses.
Our financial results are reported in three reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of our wood processing and stock-preparation product lines; and the Material Handling segment consists of our conveying and vibratory, baling, and fiber-based product lines. See Note 12, Business Segment and Geographical Information, in the accompanying consolidated financial statements for a description and financial information of our reportable operating segments.

Industry and Business Overview
We had record consolidated bookings of $893.2 million for 2021 as our businesses rebounded from the impact of the COVID-19 pandemic, which adversely affected our bookings and revenue for a substantial part of 2020. Our consolidated 2021 bookings included $36.9 million attributable to acquisitions and $27.0 million from a favorable foreign currency effect, and consisted of record orders for both parts and consumables products and capital equipment. See Acquisitions below for further details. We ended the year with record consolidated backlog of $309.9 million, increasing 61% from the end of 2020. An overview of our business by segment is as follows:
•Flow Control – Our Flow Control segment ended a strong year with record bookings for both parts and consumables products and capital equipment. In 2021, we acquired The Clouth Group of Companies (Clouth), which contributed $23.2 million of bookings. Orders for both parts and consumables products and capital equipment at our existing Flow Control businesses have been bolstered by growth in the industries we serve, particularly the packaging and tissue markets. Our bookings in the earlier part of 2021 were also boosted by pent-up demand from depressed levels encountered during most of 2020.
•Industrial Processing – Strong quarterly bookings, particularly in the latter half of 2021, contributed to record orders in 2021 for our Industrial Processing segment. Orders for our wood processing business products continue to be fueled by a robust U.S. housing market and high demand for lumber, oriented strand board and plywood, which has driven new capital equipment investment and high parts consumption by our customers. During the second half of 2021, maintenance requirements at many of our customers have augmented demand for our parts products, which we expect to continue into the first half of 2022. In the fourth quarter of 2021, wood processing capital equipment bookings were exceptionally strong, resulting in a backlog that will be fulfilled primarily through mid-2023. Bookings at our stock-preparation business increased 28% in 2021 largely due to a rebound in capital equipment orders compared with the depressed capital spending environment for most of 2020 and due to steady demand for our parts and consumables products. We expect the demand for our Industrial Processing segment products to moderate somewhat in 2022 compared to the record level in 2021.
•Material Handling – Our Material Handling segment also ended the year with record bookings. In August 2021, we acquired East Chicago Machine Tool Corporation (Balemaster) and certain assets of affiliated companies, which contributed $13.2 million of orders. Bookings for baling products at our European operations continue to be bolstered by improved business conditions, including the recovery of recycled commodity prices. Bookings for parts and consumables at our conveying and vibratory equipment business have rebounded from depressed 2020 levels due to the relaxation of pandemic-related restrictions and an increased demand from our mining customers, while bookings for capital equipment have moderated.

Kadant Inc.

In 2021, many of our operations were impacted by labor availability and supply chain constraints, the latter of which resulted in inflationary pressure on material costs, longer lead times, and increased freight costs, as well as customer-requested delays in shipments. We believe these challenges will generally persist into 2022. Our businesses are alleviating supply chain constraints through various measures, including advance purchases of raw materials to prevent potential manufacturing disruptions and mitigating increased material and freight costs through price adjustments, when possible.
We believe that the fundamentals of our business will remain positive, particularly given our high backlog levels, continued strong bookings, and ongoing strength in the markets we serve as we enter 2022. Despite this optimism, we expect our operating environment to continue to be challenging as a result of the factors impacting our business discussed above and the uncertainties and risks surrounding the COVID-19 pandemic. For more information on risks related to health epidemics to our business, including COVID-19, and other factors impacting our business discussed above, please see Part I, Item 1A, “Risk Factors.”

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

Global Trade
The United States imposes tariffs on certain imports from China, which has and will continue to increase the cost of some of the equipment that we import. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Part I, Item 1A, "Risk Factors."

Acquisitions
We expect that a significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to pursue acquisition opportunities.
In the third quarter of 2021, we acquired Clouth for $92.9 million, net of cash acquired plus debt assumed. Clouth, which is included in our Flow Control segment, is a leading manufacturer of doctor blades and related equipment used in the production of paper, packaging, and tissue. We expect several synergies in connection with this acquisition, including deepening our presence in the growing ceramic blade market and expansion of product sales at our existing businesses by leveraging Clouth's complementary global geographic footprint. Clouth has three manufacturing facilities in Germany and one in Poland and generated revenue of approximately 40.5 million euros for the trailing twelve months ended June 30, 2021 prior to its acquisition by us.
In the third quarter of 2021, we also acquired Balemaster for $53.7 million, net of cash acquired. Balemaster, which is included in our Material Handling segment, is a leading U.S. manufacturer of horizontal balers and related equipment used primarily for recycling packaging waste at corrugated box plants and large retail and distribution centers. We expect several synergies in connection with this acquisition, including expanding our presence in the secondary material processing sector and creating new opportunities for leveraging our high-performance balers produced in Europe. Balemaster generated revenue of approximately $22.2 million for the trailing twelve months ended June 30, 2021 prior to its acquisition by us.
In the fourth quarter of 2021, we acquired a business in India, which is included in our Industrial Processing segment, for approximately $2.9 million.
In 2020, we acquired a business in Canada, which is included in our Industrial Processing segment, for approximately $6.9 million, net of cash acquired.
See Note 2, Acquisitions, in the accompanying consolidated financial statements for further details.

Kadant Inc.

Results of Operations

2021 Compared to 2020

Revenue
The following table presents changes in revenue by segment between 2021 and 2020, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
Revenue by segment in 2021 and 2020 was as follows:

							(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	January 1, 2022	January 2, 2021	Total Increase	% Change	Currency Translation	Acquisitions	Increase	% Change
Flow Control	$288,788	$225,444	$63,344	28%	$6,425	$23,221	$33,698	15%
Industrial Processing	328,762	261,577	67,185	26%	13,012	589	53,584	20%
Material Handling	169,029	148,007	21,022	14%	2,796	9,038	9,188	6%
Consolidated Revenue	$786,579	$635,028	$151,551	24%	$22,233	$32,848	$96,470	15%

Consolidated revenue in 2021 increased 24%, while consolidated organic revenue increased 15%, driven by higher demand for both parts and consumables products and capital equipment principally at our Industrial Processing and Flow Control segments as described below.
Revenue at our Flow Control segment increased 28% in 2021, while organic revenue increased 15% due to higher demand for parts and consumables products and, to a lesser extent, capital equipment at substantially all locations. Increased demand for parts and consumables products in 2021 was due in part to customer maintenance requirements, pent-up demand, and orders in the latter part of the year to mitigate potential supply chain disruptions. Conversely, revenue during most of 2020 was depressed as a result of customer downtimes, shutdowns, and visitation restrictions related to the COVID-19 pandemic. Higher capital equipment revenue in 2021 resulted from improved market conditions and pent-up demand, while revenue in 2020 was adversely impacted by customer reductions in capital spending and deferrals of equipment installations as a result of the pandemic.
Revenue at our Industrial Processing segment increased 26% in 2021, while organic revenue increased 20% due to higher demand for both capital equipment and parts and consumables products. Our wood processing business continues to experience high demand for its products, driven by near capacity mill rates resulting in increased capital investment and parts consumption. Additionally, demand for parts was augmented by maintenance requirements in the latter part of 2021 at many of our wood processing customers. Increased revenue at our stock-preparation business was led by increased demand for parts and consumables at our North American stock-preparation operation due to improved market conditions and pent-up demand coupled with a depressed 2020 period. Capital equipment revenue also increased as a result of large orders at our Chinese operation, offset in part by lower shipments at our North American and European operations due to the timing of orders and curtailed spending by our customers in 2020, which impacted revenue in the first half of 2021.
Revenue at our Material Handling segment increased 14% in 2021, while organic revenue increased 6%. Demand for our European baling products was bolstered by improved business conditions in Europe, including the recovery of recycled commodity prices. This improvement was partially offset by lower capital equipment revenue at our conveying and vibratory equipment business in 2021.

Gross Profit Margin
Gross profit margin by segment in 2021 and 2020 was as follows:

	January 1, 2022	January 2, 2021
Flow Control	51.0%	52.9%
Industrial Processing	40.1%	41.3%
Material Handling	34.4%	33.7%
Consolidated Gross Profit Margin	42.9%	43.7%

Kadant Inc.

Consolidated gross profit margin declined to 42.9% in 2021 compared with 43.7% in 2020. The 2021 period included $4.3 million of amortization of acquired profit in inventory, which lowered consolidated gross profit margin by 0.5 percentage points, and lower benefits received from government employee retention assistance programs. Benefits received from these programs were $0.9 million, or 0.1 percentage points of consolidated gross profit margin, in 2021 and $3.7 million, or 0.6 percentage points of consolidated gross profit margin, in 2020.
Gross profit margin at our Flow Control segment decreased to 51.0% in 2021 compared with 52.9% in 2020 due to the inclusion of $3.1 million of amortization of acquired profit in inventory, which lowered gross profit margin in 2021 by 1.1 percentage points, and a lower gross profit margin profile for Clouth. We expect the lower gross profit margin profile for Clouth to continue to have a negative impact on our Flow Control gross profit margin in 2022.
Gross profit margin at our Industrial Processing segment decreased to 40.1% in 2021 compared with 41.3% in 2020 due principally to lower benefits received from government employee retention assistance programs. Cost of revenue included benefits received of $0.7 million in 2021 compared with $2.9 million in 2020 related to these programs. The gross profit margin was also impacted by lower-margin capital equipment revenue at our Chinese stock-preparation business offset in part by a higher margin at our wood processing business.
Gross profit margin at our Material Handling segment increased to 34.4% in 2021 compared with 33.7% in 2020 due to a higher gross profit margin profile for Balemaster and an improvement in gross profit margin for capital equipment at our existing baler business. This was offset in part by $1.2 million of amortization of acquired profit in inventory, which lowered gross profit margin by 0.7 percentage points in 2021.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in 2021 and 2020 were as follows:

(In thousands, except percentages)	January 1, 2022	% of Revenue	January 2, 2021	% of Revenue	Increase	% Change
Flow Control	$76,730	27%	$63,382	28%	$13,348	21%
Industrial Processing	60,802	18%	57,702	22%	3,100	5%
Material Handling	38,575	23%	33,526	23%	5,049	15%
Corporate	32,680	N/A	27,295	N/A	5,385	20%
Consolidated SG&A Expenses	$208,787	27%	$181,905	29%	$26,882	15%

Consolidated SG&A expenses as a percentage of revenue decreased to 27% in 2021 compared with 29% in 2020 principally due to higher revenue. Consolidated SG&A expenses increased $26.9 million as a result of the inclusion of $9.7 million of SG&A expenses from acquisitions, higher incentive compensation resulting from our improved financial performance, $5.1 million from the unfavorable effect of currency translation, and an incremental $4.0 million of acquisition-related costs. SG&A expenses included benefits received from government employee retention assistance programs of $1.4 million in 2021 and $2.2 million in 2020.
SG&A expenses at our Flow Control segment increased $13.3 million principally due to the inclusion of $7.0 million of SG&A expenses from Clouth, $3.1 million of acquisition-related costs, and $1.7 million from the unfavorable effect of foreign currency translation. The remaining increase is principally attributable to higher incentive compensation in 2021.
SG&A expenses at our Industrial Processing segment increased $3.1 million principally due to $2.7 million from the unfavorable effect of foreign currency translation.
SG&A expenses at our Material Handling segment increased $5.0 million principally due the inclusion of $2.4 million of SG&A expenses from Balemaster and an incremental $1.3 million of acquisition-related costs.
SG&A expenses at Corporate increased $5.4 million primarily due to higher incentive compensation and, to a lesser extent, increased professional service fees.

Impairments and Other Costs, Net
Impairments and other costs, net in 2021 included an impairment charge of $0.5 million related to the write down of an intangible asset and restructuring costs totaling $0.5 million for severance costs and the write down of certain assets associated with the closure of a redundant business in our Flow Control segment. Impairments and other costs, net in 2021 also included a gain on the sale of a building of $0.5 million within our Industrial Processing segment.
Impairments and other costs, net in 2020 included impairment charges of $1.9 million related to the write down of intangible assets associated with our timber-harvesting products, which are included in our Industrial Processing segment, as a result of a continued decline in revenue and operating results for this business. Impairments and other costs, net in 2020 also included restructuring costs of $1.1 million, which consisted of severance costs of $0.7 million at our Flow Control segment, $0.2 million at our Industrial Processing segment, and $0.2 million at our Material Handling segment. These restructuring costs

Kadant Inc.

represent severance associated with a restructuring plan implemented in response to the slowdown in the global economy that was largely driven by the impact of the COVID-19 pandemic.
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the heading Impairment of Long-Lived Assets, and Note 8, Other Costs, Net in the accompanying consolidated financial statements for further details relating to the items discussed above.

Interest Expense
Interest expense decreased to $4.8 million in 2021 from $7.4 million in 2020 due to a lower weighted average interest rate and lower outstanding debt in 2021.

Provision for Income Taxes
Our provision for income taxes increased to $27.2 million in 2021 from $17.9 million in 2020 and represented 24% of pre-tax income in both periods. The effective tax rate in 2021 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and state taxes. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate in 2020 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, and state taxes. These increases in tax expense were offset in part by a decrease in tax related to the net reversal of tax reserves associated with uncertain tax positions, the net excess income tax benefits from stock-based compensation arrangements, and a tax benefit for the partial release of a valuation allowance.

Net Income
Net income increased $29.1 million in 2021 from $55.7 million in 2020 primarily due to a $35.6 million increase in operating income and a $2.6 million decrease in interest expense, offset in part by a $9.2 million increase in provision for income taxes (see discussions above for further details).

Non-GAAP Key Performance Indicators
In addition to the financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures, including organic revenue (defined as revenue excluding the effect of foreign currency translation and acquisitions), adjusted operating income, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, adjusted EBITDA margin (defined as adjusted EBITDA divided by revenue), and free cash flow (defined as cash flow provided by operations less capital expenditures).
We use organic revenue in order to understand our trends and to forecast and evaluate our financial performance and compare revenue to prior periods (see discussion in Revenue above). Adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin exclude impairment and restructuring costs, acquisition costs, amortization expense related to acquired profit in inventory and backlog, and certain gains or losses. These items are excluded as they are not indicative of our core operating results and are not comparable to other periods, which have differing levels of incremental costs, expenditures or income, or none at all. Additionally, we use free cash flow in order to provide insight on our ability to generate cash for acquisitions and debt repayments, as well as for other investing and financing activities.
We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our core business, operating results, or future outlook. We believe that the inclusion of such measures helps investors gain an understanding of our underlying operating performance and future prospects, consistent with how management measures and forecasts our performance, especially when comparing such results to previous periods or forecasts and to the performance of our competitors. Such measures are also used by us in our financial and operating decision-making and for compensation purposes. We also believe this information is responsive to investors' requests and gives them an additional measure of our performance.
    Our non-GAAP financial measures are not meant to be considered superior to or a substitute for the results of operations or cash flow prepared in accordance with GAAP. In addition, our non-GAAP financial measures have limitations associated with their use as compared to the most directly comparable GAAP measures, in that they may be different from, and therefore not comparable to, similar measures used by other companies.

Kadant Inc.

A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin from net income attributable to Kadant is as follows:

(In thousands, except percentages)	January 1, 2022	January 2, 2021	December 28, 2019
Net Income Attributable to Kadant	$84,043	$55,196	$52,068
Net Income Attributable to Noncontrolling Interest	838	543	496
Provision for Income Taxes	27,171	17,948	16,358
Interest Expense, Net	4,554	7,242	12,542
Other Expense, Net	104	195	6,359
Operating Income	116,710	81,124	87,823
Impairment and Restructuring Costs	980	2,979	2,528
Gain on Sale of Building	(515)	—	—
Acquisition Costs	3,655	485	843
Acquired Backlog Amortization	1,326	544	1,323
Acquired Profit in Inventory	4,284	—	3,549
Adjusted Operating Income	126,440	85,132	96,066
Depreciation and Amortization	32,976	30,790	31,067
Adjusted EBITDA	$159,416	$115,922	$127,133
Adjusted EBITDA Margin	20.3%	18.3%	18.0%

As a percentage of revenue, adjusted EBITDA margin increased 200 basis points in 2021 and 30 basis points in 2020. The 2021 increase was primarily due to organic revenue growth without a proportionate increase in operating expenses. The 2020 increase was primarily due to cost reduction efforts, including the impact of benefits received from government employee retention assistance programs, to mitigate lower revenue and an increased proportion of higher margin parts and consumables revenue.
A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Cash Provided by Operating Activities	$162,420	$92,884	$97,413
Less: Capital Expenditures	(12,771)	(7,595)	(9,957)
Free Cash Flow	$149,649	$85,289	$87,456

Free cash flow increased to $149.6 million in 2021 from $85.3 million in 2020 primarily due to improvements in operating assets and liabilities and net income. See below for further discussion of cash provided by operating activities. Free cash flow decreased to $85.3 million in 2020 from $87.5 million in 2019 primarily due to a use of cash for working capital purposes, driven by a reduction in accounts payable as a result of reduced spending levels in 2020 for capital equipment orders.

2020 Compared to 2019

A detailed discussion of the year-over-year results of operations for 2020 compared with 2019 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the SEC.

Liquidity and Capital Resources
Consolidated working capital was $162.4 million at January 1, 2022, compared with $155.1 million at January 2, 2021. Cash and cash equivalents were $91.2 million at January 1, 2022, compared with $65.7 million at January 2, 2021, which included cash and cash equivalents held by our foreign subsidiaries of $83.8 million at January 1, 2022 and $63.6 million at January 2, 2021.

Kadant Inc.

Cash Flows
Cash flow information is as follows:

(In thousands)	January 1, 2022	January 2, 2021
Net Cash Provided by Operating Activities	$162,420	$92,884
Net Cash Used in Investing Activities	(154,475)	(14,545)
Net Cash Provided by (Used in) Financing Activities	22,808	(84,556)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(3,232)	4,584
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$27,521	$(1,633)

Operating Activities
Cash provided by operating activities increased to $162.4 million in 2021 from $92.9 million in 2020. Our operating cash flows primarily consist of cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations. The increase in cash provided by operating activities in 2021 was principally driven by improvements in operating assets and liabilities and net income.
Cash provided by operating assets and liabilities was $29.3 million in 2021, including sources of cash of $27.7 million from customer deposits and $26.3 million from accounts payable, reflecting the impact of increased capital equipment order activity. Other liabilities provided cash of $19.5 million, which includes a $6.2 million deposit received for the anticipated sale of a building in China and an increase in our accrued incentive compensation, advance billings, and accrued income taxes resulting from our improved financial performance. These sources of cash were offset in part by cash used of $16.7 million for accounts receivable mostly due to revenue growth and timing of shipments, $15.0 million for other assets due in part to prepayments for raw materials and a land use right operating lease related to the relocation of our existing facility in China, and $11.2 million for a buildup of inventories for capital equipment orders and to mitigate potential supply chain issues.
Cash used for operating assets and liabilities of $8.0 million in 2020 included cash used of $15.6 million for accounts payable primarily due to reduced spending levels for capital equipment projects and $8.6 million for other liabilities due in part to a decrease in advance billings resulting from lower contract activity and a payment of $2.4 related to the settlement of a post-retirement benefit plan. These uses of cash were offset by cash provided of $13.2 million due to a reduction in unbilled revenue and accounts receivable primarily as a result of lower capital equipment revenue during 2020.

Investing Activities
Cash used in investing activities was $154.5 million in 2021 compared to $14.5 million in 2020. Cash used in investing activities included consideration paid for acquisitions, net of cash acquired, of $144.0 million in 2021 and $7.1 million in 2020. Additionally, cash used in investing activities included purchases of property, plant, and equipment of $12.8 million in 2021 and $7.6 million in 2020, reflecting depressed capital expenditures in 2020 due to the impact of the COVID-19 pandemic.

Financing Activities
Cash provided by financing activities was $22.8 million in 2021 compared with cash used in financing activities of $84.6 million in 2020. Borrowings under our revolving credit facility were $151.9 million in 2021, including $140.3 million to fund acquisitions, and $26.0 million in 2020, including $18.9 million used to prepay the outstanding principal balance on our real estate loan. Repayment of short- and long-term obligations was $115.6 million in 2021 and $99.5 million in 2020, including the $18.9 million prepayment of our real estate loan.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $3.2 million negative exchange rate effect in 2021 was primarily attributable to the strengthening of the U.S. dollar against the euro and the Swedish krona, offset in part by the weakening of the U.S. dollar against the Chinese renminbi. The $4.6 million positive exchange rate effect in 2020 primarily related to the weakening of the U.S. dollar against the euro and Chinese renminbi.

Borrowing Capacity and Debt Obligations
We entered into an unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). At year-end 2021, we have a borrowing capacity available under our Credit Agreement of $149.9 million in addition to a $150 million uncommitted, unsecured incremental borrowing facility. Under our debt

Kadant Inc.

agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.00. As of January 1, 2022, our leverage ratio was 1.3 and we were in compliance with our debt covenants. We expect to renew our Credit Agreement prior to its maturity date of December 14, 2023. See Note 6, Short- and Long-Term Obligations, in the accompanying consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 20, 2021, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 20, 2021 to May 20, 2022. We have not repurchased any shares of our common stock under this authorization or our previous authorization, which expired on May 13, 2021.
We paid cash dividends of $11.5 million in 2021. On November 18, 2021, we declared a quarterly cash dividend of $0.25 per share totaling $2.9 million that was paid on February 3, 2022. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.
We plan to make expenditures of approximately $18.0 million during 2022 for property, plant, and equipment. In addition, one of our Chinese subsidiaries expects to build a new facility and relocate over the next two years. Capital expenditures for the new facility are estimated to be approximately $20 million, which will be offset by the proceeds received from the sale of our existing facility. See Note 15, Subsequent Event, in the accompanying consolidated financial statements for additional information regarding the anticipated relocation of our Chinese manufacturing facility.
As of January 1, 2022, we had approximately $245.1 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $223.0 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In 2021, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $4.1 million.
We believe that existing cash and cash equivalents, along with cash generated from operations, our existing borrowing capacity, and continued access to debt markets, will be sufficient to meet the capital requirements of our operations for the next 12 months and the foreseeable future.

Material Contractual Obligations
The following table summarizes our material contractual obligations as of January 1, 2022 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. Detailed information concerning these obligations can be found in Notes 6, 7, and 9 in the accompanying consolidated financial statements.

(In millions)	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Debt Obligations:
Principal payments (a)	$1.2	$255.2	$4.4	$3.8	$264.6
Interest payments (b)	4.3	4.6	0.6	0.2	9.7
Operating and Finance Lease Obligations	5.4	7.0	4.0	9.8	26.2
Letters of Credit and Bank Guarantees	18.5	4.4	0.6	—	23.5
Total	$29.4	$271.2	$9.6	$13.8	$324.0
(a)Excludes $1.5 million related to a net fixed price purchase option exercisable in 2022.
(b)Includes interest expense on both variable and fixed rate debt assuming no prepayments. Variable interest rates have been assumed to remain constant through the end of the term at the rates that existed as of year-end 2021.

Application of Critical Accounting Estimates
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
Critical accounting policies and estimates are defined as those that entail significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. For a discussion on the application of these estimates and other accounting policies, see Note 1, Nature of Operations and Summary of Significant

Kadant Inc.

Accounting Policies, in the accompanying consolidated financial statements. We believe that our most critical accounting policies and estimates upon which our financial position depends, and which involve the most complex or subjective decisions or assessments, are those described below.

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
We compute our provision for income taxes using the asset and liability method, and we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for tax loss or credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates that are expected to apply to taxable income in the years in which we expect to realize those deferred tax assets and liabilities. We estimate the degree to which our deferred tax assets on deductible temporary differences and tax loss or credit carryforwards will result in an income tax benefit based on the expected profitability by tax jurisdiction, and we provide a valuation allowance for these deferred tax assets if it is more likely than not that they will not be realized in the future. If it were to become more likely than not that these deferred tax assets would be realized, we would reverse the related valuation allowance. Should our actual future taxable income by tax jurisdiction vary from our estimates, additional valuation allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. At year-end 2021, we continued to maintain a valuation allowance in the United States against certain of our state operating loss carryforwards due to the uncertainty of future profitability in these state jurisdictions in the United States, and we maintained valuation allowances in certain foreign jurisdictions because of the uncertainty of future profitability. Our tax valuation allowance was $9.2 million at year-end 2021.
In the ordinary course of business there are inherent uncertainties and judgements required in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. On a quarterly basis, we evaluate our uncertain tax positions against various factors, including changes in facts or circumstances, tax laws, or the status of audits by tax authorities. We believe that we have appropriately accounted for any liability for unrecognized tax benefits, and at year-end 2021, our liability for these unrecognized tax benefits, including an accrual for the related interest and penalties, totaled $11.4 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
We intend to repatriate the distributable reserves of select foreign subsidiaries back to the United States and, during 2021, we recorded $0.6 million of net tax expense associated with these foreign earnings that we plan to repatriate in 2022. Except for these select foreign subsidiaries, we intend to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations, including the repayment of our foreign debt.

Revenue Recognition
Approximately 90% of our revenue is recognized at a point in time following the transfer of control of the goods or service to the customer, primarily relating to our products that require minimal customization for the customer. The remaining portion of our revenue is recognized on an over time basis using an input method that compares the costs incurred to date to the total expected costs required to satisfy the performance obligation. Most revenue recognized on an over time basis is for large capital products that are highly customized for the customer and, as a result, would include significant cost to rework in the event of cancellation. The over time basis of accounting requires significant judgment in determining applicable contract costs and the corresponding revenue to be recognized, which could be different if there were to be changes to the circumstances of the contract. When adjustments to revenue and costs are required, the adjustments are included in earnings in the period of the change. Judgment is also required for contracts involving variable consideration and multiple performance obligations.

Kadant Inc.

Valuation of Goodwill and Intangible Assets
We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination, including the determination of the fair value of intangible assets acquired, which represents a significant portion of the purchase price in many of our acquisitions. We estimate the fair value of intangible assets primarily based on projections of discounted cash flows which we expect to arise from identifiable intangible assets of acquired businesses. The determination of the allocation of the purchase price for the fair value of intangible assets acquired requires significant judgment as does the determination as to whether such intangibles are amortizable or non-amortizable and, if amortizable, the amortization period of the intangible asset.
We evaluate the recoverability of goodwill and indefinite-lived intangible assets as of the end of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Estimates of discounted future cash flows arising from intangible assets acquired require assumptions related to revenue and operating income growth rates, discount rates, and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill and indefinite-lived intangible assets for impairment. At year-end 2021 and 2020, we performed a qualitative impairment analysis (Step 0) for our reporting units, except for the material handling reporting unit for which we performed a quantitative impairment analysis (Step 1) at year-end 2020. Based on these analyses, we determined goodwill and indefinite-lived intangible assets were not impaired. Goodwill totaled $396.9 million and indefinite-lived intangible assets totaled $28.9 million at year-end 2021.
Definite-lived intangible assets are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. No indicators of impairment were identified in 2021 and 2020, except for impairment charges of $0.5 million in 2021 related to the closure of a business in our Flow Control Segment and $1.9 million in 2020 associated with our timber-harvesting product line, which is included in our Industrial Processing segment. Definite-lived intangible assets were $170.4 million at year-end 2021.
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
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the heading Impairment of Long-Lived Assets, in the accompanying consolidated financial statements for further details regarding impairment costs recorded in 2021 and 2020.

Inventories
We value our inventory at the lower of the actual cost (on a first-in, first-out; or weighted average basis) or net realizable value and include materials, labor, and manufacturing overhead. The valuation of inventory requires us to make judgments, based on currently available information, about the forecasted usage of and demand for each particular product or product line. Assumptions about future dispositions of inventory are inherently uncertain and, although we make every effort to ensure the accuracy of our forecasts of future product usage and demand, any changes in those assumptions may result in a write-down of inventory in the period in which inventory is deemed excessive or obsolete, which could adversely affect our results of operations.

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

Kadant Inc.

recognized as offsets to gains and losses resulting from the transactions being hedged. We do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Interest Rates
Our exposure to changes in interest rates relates primarily to our long-term debt. Our borrowings under the Credit Agreement of $250.3 million at year-end 2021 and $218.0 million at year-end 2020 bear variable rates of interest, which adjust frequently based on prevailing market rates. Assuming year-end borrowing levels, a 10% increase in interest rates on our variable-rate debt would have increased our annual pre-tax interest expense by an immaterial amount in 2021 and 2020. A portion of our outstanding variable-rate debt at year-end 2021 and 2020 was hedged with a swap agreement sensitive to changes in the three-month LIBOR forward curve. A 10% decrease in the three-month LIBOR forward curve would have increased our unrealized loss by immaterial amounts in both 2021 and 2020.

Currency Exchange Rates
We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi, Brazilian reals, and Swedish krona. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "accumulated other comprehensive items" component of stockholders' equity. A 10% decrease in functional currencies relative to the U.S. dollar, would have resulted in a reduction in stockholders' equity of $36.4 million at year-end 2021.
At year-end 2021, we had $78.3 million of euro-denominated borrowings outstanding. The translation of our foreign-denominated debt impacts our borrowing capacity available under our Credit Agreement, which is calculated in U.S. dollars. A 10% negative movement in the euro foreign exchange rates against the U.S. dollar would have decreased our borrowing capacity by approximately $7.8 million at year-end 2021.
The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts. A 10% adverse change in year-end 2021 foreign currency exchange rates related to our foreign currency exchange contracts would have resulted in an increase in unrealized losses of $0.1 million in 2021, which would have been largely offset by the corresponding change in the fair value of the underlying hedged items.

Item 8.    Financial Statements and Supplementary Data
This data is submitted as a separate section to this report and incorporated herein by reference. See Item 15, "Exhibits and Financial Statement Schedules."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at year-end 2021. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures at year-end 2021, our Chief Executive Officer and Chief Financial Officer concluded that at year-end 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Kadant Inc.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting at year-end 2021. In making this assessment, our management used the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that at year-end 2021 our internal control over financial reporting was effective based on the criteria issued by COSO.
In the third quarter of 2021, we acquired Clouth and Balemaster. Our audited consolidated financial statements include the results of Clouth and Balemaster since their dates of acquisition, including total assets of $174.5 million and total revenue of $32.3 million as of and for the fiscal year ended January 1, 2022, but management's assessment does not include an assessment of the internal control over financial reporting of the Clouth and Balemaster businesses.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our independent registered public accountants, KPMG LLP, have issued an audit report on our internal control over financial reporting, which is included herein on pages F-2 and F-3 and incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Information about our Directors
This information will be included under the heading "Election of Directors" in our 2022 proxy statement for our 2022 Annual Meeting of Shareholders and is incorporated in this report by reference, except for the information concerning executive officers, which is included under the heading "Information about our Executive Officers" in Item 1 of Part I of this report.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required under Item 405 of Regulation S-K will be included under the heading "Stock Ownership–Delinquent Section 16(a) Reports" in our 2022 proxy statement and is incorporated in this report by reference.

Corporate Governance
The information required under Items 406 and 407 of Regulation S-K will be included under the heading "Corporate Governance" in our 2022 proxy statement and is incorporated in this report by reference.

Item 11.    Executive Compensation
This information will be included under the headings "Executive Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," and "Compensation Discussion and Analysis" in our 2022 proxy statement and is incorporated in this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information concerning equity compensation plans, this information will be included under the heading "Stock Ownership" in our 2022 proxy statement and is incorporated in this report by reference.

Kadant Inc.

The following table provides information about the securities authorized for issuance under our equity compensation plans at year-end 2021:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	106,735	(a)	$—	(b)	427,800	(c)
Equity compensation plans not approved by security holders	—		$—		—
Total	106,735	(a)	$—	(b)	427,800	(c)
(a)Consists of shares of our common stock issuable upon the vesting of restricted stock units and performance-based restricted stock units under the 2006 Plan.
(b)Shares of restricted stock units and performance-based restricted stock units outstanding on January 1, 2022 had a weighted average grant date fair value of $127.70.
(c)Includes an aggregate of 91,643 shares of common stock issuable under our employees' stock purchase plan in connection with current and future offering periods under the plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
This information will be included under the heading "Corporate Governance" in our 2022 proxy statement and is incorporated in this report by reference.

Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, located in Boston, Massachusetts, auditor firm ID:185. The information required by this item will be included under the heading "Independent Registered Public Accounting Firm" in our 2022 proxy statement and is incorporated in this report by reference.

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

(3)Exhibits filed herewith or incorporated in this report by reference are set forth in the Exhibit Index beginning on page 37. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

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

10.4*	Employment Contract Statutory Director between The Johnson Corporation Holland B.V. and Fredrik H. Westerhout dated November 29, 2004.

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

10.7*
Summary of non-employee director compensation of the Registrant (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 2021 [File No. 001-11406] and incorporated in this document by reference).

10.8*
Executive Transition Agreement between the Registrant and Eric T. Langevin dated October 27, 2021 (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021 [File No. 001-11406] and incorporated in this document by reference).

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

10.12*
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19
Fourth Amendment, dated as of May 4, 2021, to the Amended and Restated Credit Agreement, dated as of March 1, 2017, by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2021 [File No. 001-11406] and incorporated in this document by reference).

10.20
Joinder Agreement, dated as of May 4, 2021, to the Amended and Restated Credit Agreement, dated as of March 1, 2017, by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2021 [File No. 001-11406] and incorporated in this document by reference).

10.21
Fifth Amendment, dated as of December 9, 2021, to the Amended and Restated Credit Agreement, dated as of March 1, 2017, by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent.

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

10.26
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

KADANT INC.

Date: March 1, 2022	By:	/s/ Jeffrey L. Powell
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 1, 2022.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kadant Inc. and subsidiaries (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years in the three-year period ended January 1, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired The Clouth Group of Companies (Clouth) and East Chicago Machine Tool Corporation (Balemaster) during the fiscal year ended January 1, 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2022, Clouth’s and Balemaster’s internal control over financial reporting associated with total assets of $174.5 million and total revenues of $32.3 million included in the consolidated financial statements of the Company as of and for the fiscal year ended January 1, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Clouth and Balemaster.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and

Report of Independent Registered Public Accounting Firm (continued)

expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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

Assessment of uncertain tax positions
As discussed in Note 1 to the consolidated financial statements, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As disclosed in Note 5 to the consolidated financial statements, the Company has recognized uncertain tax positions amounting to $9,731,000 as of January 1, 2022. The Company’s tax positions are subject to audit by local taxing authorities across multiple global jurisdictions. Tax law can be complex and tax audits can take an extended period of time to resolve, and accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.
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

/s/ KPMG LLP
We have served as the Company's auditor since 2012.
Boston, Massachusetts
March 1, 2022

Kadant Inc.	2021 Financial Statements
Consolidated Balance Sheet

(In thousands, except share and per share amounts)	January 1, 2022	January 2, 2021
Assets
Current Assets:
Cash and cash equivalents	$91,186	$65,682
Restricted cash	2,975	958
Accounts receivable, net of allowances of $2,735 and $2,977	117,209	91,540
Inventories	134,356	106,814
Contract assets	8,626	7,576
Other current assets	29,530	17,250
Total Current Assets	383,882	289,820
Property, Plant, and Equipment, Net	107,989	84,642
Other Assets	44,111	40,391
Intangible Assets, Net (Notes 1 and 2)	199,343	160,965
Goodwill (Notes 1 and 2)	396,887	351,753
Total Assets	$1,132,212	$927,571

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$5,356	$1,474
Accounts payable	59,250	32,264
Accrued payroll and employee benefits	37,203	31,168
Customer deposits	59,262	29,433
Advanced billings	11,894	8,513
Other current liabilities	48,532	31,836
Total Current Liabilities	221,497	134,688
Long-Term Obligations (Note 6)	264,158	232,000
Long-Term Deferred Income Taxes (Note 5)	34,944	21,669
Other Long-Term Liabilities	45,997	42,309

Commitments and Contingencies (Note 7)

Stockholders' Equity (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	115,888	110,824
Retained earnings	551,848	479,400
Treasury stock at cost, 3,003,419 and 3,081,919 shares	(73,596)	(75,519)
Accumulated other comprehensive items (Note 14)	(30,350)	(19,492)
Total Kadant Stockholders' Equity	563,936	495,359
Noncontrolling interest	1,680	1,546
Total Stockholders' Equity	565,616	496,905
Total Liabilities and Stockholders' Equity	$1,132,212	$927,571

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2021 Financial Statements
Consolidated Statement of Income

(In thousands, except per share amounts)	January 1, 2022	January 2, 2021	December 28, 2019
Revenue (Notes 1 and 12)	$786,579	$635,028	$704,644

Costs and Operating Expenses:
Cost of revenue	449,214	357,722	410,884
Selling, general, and administrative expenses	208,787	181,905	192,525
Research and development expenses	11,403	11,298	10,884
Impairments and other costs, net (Notes 1 and 8)	465	2,979	2,528
	669,869	553,904	616,821
Operating Income	116,710	81,124	87,823
Interest Income	267	181	213
Interest Expense	(4,821)	(7,423)	(12,755)
Other Expense, Net (Note 3)	(104)	(195)	(6,359)
Income Before Provision for Income Taxes	112,052	73,687	68,922
Provision for Income Taxes (Note 5)	27,171	17,948	16,358
Net Income	84,881	55,739	52,564
Net Income Attributable to Noncontrolling Interest	(838)	(543)	(496)
Net Income Attributable to Kadant	$84,043	$55,196	$52,068

Earnings per Share Attributable to Kadant (Note 13)
Basic	$7.26	$4.81	$4.63
Diluted	$7.21	$4.77	$4.54

Weighted Average Shares (Note 13)
Basic	11,579	11,482	11,235
Diluted	11,655	11,564	11,457

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2021 Financial Statements
Consolidated Statement of Comprehensive Income

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Net Income	$84,881	$55,739	$52,564
Other Comprehensive Items:
Foreign currency translation adjustment	(11,324)	18,395	(1,392)
Pension and other post-retirement liability adjustments, net (net of tax of $(1), $78, and $(137))	(22)	180	(282)
Effect of pension plan settlement (net of tax of $0, $0, and $(653))	—	(119)	3,826
Deferred gain (loss) on cash flow hedges (net of tax of $118, $(57), and $(143))	366	(184)	(447)
Other Comprehensive Items	(10,980)	18,272	1,705
Comprehensive Income	73,901	74,011	54,269
Comprehensive Income Attributable to Noncontrolling Interest	(716)	(687)	(445)
Comprehensive Income Attributable to Kadant	$73,185	$73,324	$53,824

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2021 Financial Statements
Consolidated Statement of Cash Flows

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Operating Activities
Net income attributable to Kadant	$84,043	$55,196	$52,068
Net income attributable to noncontrolling interest	838	543	496
Net income	84,881	55,739	52,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,302	31,334	32,390
Stock-based compensation expense	8,527	6,776	6,815
Provision for losses on accounts receivable	5	356	114
Gain on sale of property, plant, and equipment	(375)	(8)	(79)
U.S. pension benefit plan settlement loss	—	—	5,887
Impairment charges (Notes 1 and 8)	804	1,861	2,336
Deferred income tax (benefit) provision	(1,384)	142	(2,491)
Other items, net	6,333	4,720	5,390
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,737)	7,116	6,553
Contract assets	(1,222)	6,073	2,559
Inventories	(11,173)	(89)	(3,076)
Other assets	(15,033)	(833)	(7,559)
Accounts payable	26,346	(15,620)	7,358
Customer deposits	27,693	3,903	(5,686)
Other liabilities	19,453	(8,586)	(5,662)
Net cash provided by operating activities	162,420	92,884	97,413

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(143,981)	(7,095)	(177,798)
Purchases of property, plant, and equipment	(12,771)	(7,595)	(9,957)
Proceeds from sale of property, plant, and equipment	1,740	145	398
Other investing activities	537	—	—
Net cash used in investing activities	(154,475)	(14,545)	(187,357)

Financing Activities
Proceeds from issuance of long-term obligations	151,944	26,000	247,196
Repayment of short- and long-term obligations	(115,576)	(99,547)	(126,315)
Dividends paid	(11,460)	(10,903)	(10,196)
Proceeds from issuance of Company common stock	1,892	3,207	5,176
Tax withholding payments related to stock-based compensation	(3,432)	(2,599)	(2,691)
Dividend paid to noncontrolling interest	(560)	(525)	(664)
Other financing activities	—	(189)	(56)
Net cash provided by (used in) financing activities	22,808	(84,556)	112,450

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(3,232)	4,584	(350)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	27,521	(1,633)	22,156
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	66,640	68,273	46,117
Cash, Cash Equivalents, and Restricted Cash at End of Year	$94,161	$66,640	$68,273
See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2021 Financial Statements
Consolidated Statement of Stockholders' Equity

			Capital in Excess of Par Value	Retained Earnings			Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
(In thousands, except share and per share amounts)	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at December 29, 2018	14,624,159	$146	$104,731	$393,578	3,514,163	$(86,111)	$(39,376)	$1,603	$374,571
Net income	—	—	—	52,068	—	—	—	496	52,564
Adoption of ASU No. 2016-02, Leases (Topic 842)	—	—	—	(17)	—	—	—	—	(17)
Dividends declared – Common Stock, $0.92 per share	—	—	—	(10,380)	—	—	—	—	(10,380)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(664)	(664)
Activity under stock plans	—	—	1,967	—	(299,275)	7,333	—	—	9,300
Other comprehensive items	—	—	—	—	—	—	1,756	(51)	1,705
Balance at December 28, 2019	14,624,159	$146	$106,698	$435,249	3,214,888	$(78,778)	$(37,620)	$1,384	$427,079
Net income	—	—	—	55,196	—	—	—	543	55,739
Dividends declared – Common Stock, $0.96 per share	—	—	—	(11,045)	—	—	—	—	(11,045)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(525)	(525)
Activity under stock plans	—	—	4,126	—	(132,969)	3,259	—	—	7,385
Other comprehensive items	—	—	—	—	—	—	18,128	144	18,272
Balance at January 2, 2021	14,624,159	$146	$110,824	$479,400	3,081,919	$(75,519)	$(19,492)	$1,546	$496,905
Net income	—	—	—	84,043	—	—	—	838	84,881
Dividends declared – Common Stock, $1.00 per share	—	—	—	(11,595)	—	—	—	—	(11,595)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(560)	(560)
Noncontrolling interest acquired (Note 2)	—	—	—	—	—	—	—	367	367
Purchase of shares of noncontrolling interest (Note 2)	—	—	—	—	—	—	—	(389)	(389)
Activity under stock plans	—	—	5,064	—	(78,500)	1,923	—	—	6,987
Other comprehensive items	—	—	—	—	—	—	(10,858)	(122)	(10,980)
Balance at January 1, 2022	14,624,159	$146	$115,888	$551,848	3,003,419	$(73,596)	$(30,350)	$1,680	$565,616

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Kadant Inc. was incorporated in Delaware in November 1991 and trades on the New York Stock Exchange under the ticker symbol "KAI."
Kadant Inc. (together with its subsidiaries, the Company) is a global supplier of technologies and engineered systems that drive Sustainable Industrial Processing. Its products and services play an integral role in enhancing efficiency, optimizing energy utilization, and maximizing productivity in process industries while helping customers advance their sustainability initiatives with products that reduce waste or generate more yield with fewer inputs, particularly fiber, energy, and water. Producing more while consuming less is a core aspect of Sustainable Industrial Processing and a major element of the strategic focus of the Company's three reportable operating segments: Flow Control, Industrial Processing, and Material Handling.

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

Fiscal Year
Typically, the Company's fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter for its fiscal quarters and on the Saturday closest to December 31 for its fourth fiscal quarter and fiscal year. As a result of the difference between the fiscal and calendar periods, a 53rd week is added to the Company's fiscal year every five or six years. In a 53-week fiscal year, the Company's fourth fiscal quarter contains 14 weeks. The Company's fiscal year ended January 1, 2022 (fiscal 2021 or 2021) contained 52 weeks, its fiscal year ended January 2, 2021 (fiscal 2020 or 2020) contained 53 weeks, and its fiscal year ended December 28, 2019 (fiscal 2019 or 2019) contained 52 weeks. Each quarter of fiscal 2021, 2020 and 2019 contained 13 weeks, except the fourth quarter of 2020, which contained 14 weeks. The impact of the additional week in 2020 was not material to the Company's financial results.

Financial Statement Presentation
Certain reclassifications have been made to prior periods to conform with the current period presentation. On the consolidated statement of cash flows, the Company reclassified the change in customer deposits within operating activities from other current liabilities to a separate line item and the changes in long-term assets and liabilities from other items, net to other assets and other liabilities, respectively.

Use of Estimates and Critical Accounting Policies
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Although the Company makes every effort to ensure the accuracy of the estimates and assumptions used in the preparation of its consolidated financial statements or in the application of accounting policies, if business conditions were different, or if the Company were to use different estimates and assumptions, it is possible that materially different amounts could be reported in the Company's consolidated financial statements.
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

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606). Most of the Company’s revenue is recognized at a point in time for each performance obligation under the contract when the customer obtains control of the goods or service. Most of the Company’s parts and consumables products and its capital products with minimal customization are accounted for at a point in time. The Company has made a policy election to not treat the obligation to ship as a separate performance obligation under the contract and, as a result, the associated shipping costs are reflected in the cost of revenue when revenue is recognized.
The remaining portion of the Company's revenue is recognized over time based on an input method that compares the costs incurred to date to the total expected costs required to satisfy the performance obligation. Contracts are accounted for on an over time basis when they include products which have no alternative use and an enforceable right to payment over time. Most of the contracts recognized on an over time basis are for large capital projects. These projects are highly customized for the customer and, as a result, would include a significant cost to rework in the event of cancellation.
The following table presents revenue by revenue recognition method:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Point in Time	$705,709	$557,702	$611,528
Over Time	80,870	77,326	93,116
	$786,579	$635,028	$704,644

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
The following table presents the disaggregation of revenue by product type and geography:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Revenue by Product Type:
Parts and Consumables	$511,766	$417,545	$440,699
Capital	274,813	217,483	263,945
	$786,579	$635,028	$704,644
Revenue by Geography (based on customer location):
North America	$420,382	$360,061	$386,952
Europe	220,578	161,527	180,888
Asia	103,810	72,268	84,705
Rest of World	41,809	41,172	52,099
	$786,579	$635,028	$704,644

See Note 12, Business Segment and Geographical Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

(In thousands)	January 1, 2022	January 2, 2021
Contract Assets	$8,626	$7,576
Contract Liabilities	$77,004	$39,269

Contract assets in the accompanying consolidated balance sheet represent unbilled revenue associated with revenue recognized on contracts accounted for on an over time basis, which will be billed in future periods based on the contract terms. Contract liabilities consist of short- and long-term customer deposits, advanced billings, and deferred revenue. Deferred revenue is included in other current liabilities and long-term customer deposits are included in other

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
long-term liabilities in the accompanying consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advance payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has shipped and control of the asset has transferred to the customer. Contract liabilities increased at year end 2021 principally due to capital equipment orders in the Industrial Processing segment's wood processing business, which the Company expects to recognize as revenue through 2023.
The Company recognized revenue of $33,128,000 in 2021 and $30,426,000 in 2020 that was included in the contract liabilities balance at the beginning of 2021 and 2020, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of year-end 2021 was $37,905,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remaining 50% after December 31, 2022.
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
The changes in the allowance for credit losses are as follows:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Balance at Beginning of Year	$2,977	$2,698	$2,897
Provision charged to expense	5	356	114
Accounts written off	(178)	(266)	(263)
Currency translation	(69)	189	(50)
Balance at End of Year	$2,735	$2,977	$2,698

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $8,049,000 at year-end 2021 and $9,445,000 at year-end 2020, are included in accounts receivable in the accompanying consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
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
The Company's liability for warranties is included in other current liabilities in the accompanying consolidated balance sheet. The changes in the carrying amount of product warranty obligations are as follows:

(In thousands)	January 1, 2022	January 2, 2021
Balance at Beginning of Year	$7,064	$6,467
Provision charged to expense	4,366	5,555
Usage	(4,268)	(5,439)
Acquisitions	429	—
Currency translation	(293)	481
Balance at End of Year	$7,298	$7,064
Leases
In accordance with ASC 842, Leases (ASC 842), the Company determines whether an arrangement is, or contains, a lease at inception. Operating lease liabilities are included in other current liabilities and other long-term liabilities and the corresponding right-of use (ROU) assets are included in other assets in the accompanying consolidated balance sheet. Classification of operating lease liabilities as either current or noncurrent is based on the expected timing of payments due under the Company’s lease obligations.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities with original contract terms greater than 12 months are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Operating leases with an original term of 12 months or less are not recorded in the accompanying consolidated balance sheet.
In determining the present value of future lease payments, the Company utilizes either the rate implicit in the lease if that rate is readily determinable or its incremental secured borrowing rate commensurate with the term of the underlying lease. Lease terms may include the effect of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company recognizes operating lease expense for lease payments on a straight-line basis over the lease term. Variable lease costs are not included in fixed lease payments and, as a result, are excluded from the measurement of the ROU assets and lease liabilities. The Company expenses all variable lease costs as incurred, which were not material in 2021 and 2020.
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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At January 1, 2022, the Company believes that it has appropriately accounted for any liability for

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
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

Cash, Cash Equivalents, and Restricted Cash
At year-end 2021 and year-end 2020, cash equivalents included investments in money market funds and highly liquid short-term investments, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.
The Company's restricted cash generally serves as collateral for certain banker's acceptance drafts issued to vendors and for bank guarantees associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. The majority of these restrictions will expire over the next twelve months.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying consolidated balance sheet that are shown in aggregate in the consolidated statement of cash flows:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Cash and cash equivalents	$91,186	$65,682	$66,786
Restricted cash	2,975	958	1,487
Total Cash, Cash Equivalents, and Restricted Cash	$94,161	$66,640	$68,273

Supplemental Cash Flow Information

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Cash Paid for Interest	$4,441	$6,899	$12,344
Cash Paid for Income Taxes, Net of Refunds	$24,174	$17,506	$24,533

Non-Cash Investing Activities:
Fair value of assets acquired	$190,977	$9,295	$207,223
Cash paid for acquired businesses	(152,661)	(7,565)	(179,693)
Liabilities Assumed of Acquired Businesses	$38,316	$1,730	$27,530

Non-cash additions to property, plant, and equipment	$363	$1,060	$626

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of RSUs	$4,108	$4,781	$4,100
Dividends declared but unpaid	$2,905	$2,770	$2,628
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

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
The components of inventories are as follows:

(In thousands)	January 1, 2022	January 2, 2021
Raw Materials	$59,177	$46,413
Work in Process	29,448	17,692
Finished Goods (includes $1,163 and $427 at customer locations)	45,731	42,709
	$134,356	$106,814

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Assets acquired as part of a business combination are initially recorded at fair value. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization primarily using the straight-line method over the estimated useful lives of the property as follows: buildings, 10 to 40 years; machinery and equipment, 2 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. For construction in progress, no provision for depreciation is made until the assets are available and ready for use.
Property, plant, and equipment consist of the following:

(In thousands)	January 1, 2022	January 2, 2021
Land	$11,011	$7,676
Buildings	67,787	60,702
Machinery, Equipment, and Leasehold Improvements	136,656	120,804
Construction in Progress	6,567	3,292
	222,021	192,474
Less: Accumulated Depreciation and Amortization	114,032	107,832
	$107,989	$84,642

Depreciation and amortization expense was $13,433,000 in 2021, $12,209,000 in 2020, and $12,236,000 in 2019. See Note 9, Leases, for further details relating to assets under financing leases included in property, plant and equipment in the accompanying consolidated balance sheet.

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
January 1, 2022
Definite-Lived
Customer relationships	$217,021	$(79,839)	$(3,455)	$133,727
Product technology	67,230	(35,833)	(1,752)	29,645
Tradenames	7,427	(3,405)	(373)	3,649
Other	20,210	(16,250)	(561)	3,399
	311,888	(135,327)	(6,141)	170,420
Indefinite-Lived
Tradenames	29,059	—	(136)	28,923
Acquired Intangible Assets	$340,947	$(135,327)	$(6,277)	$199,343

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
January 2, 2021
Definite-Lived
Customer relationships	$173,728	$(65,488)	$(1,316)	$106,924
Product technology	56,111	(31,655)	(1,005)	23,451
Tradenames	6,027	(2,946)	(282)	2,799
Other	18,248	(14,369)	(515)	3,364
	254,114	(114,458)	(3,118)	136,538
Indefinite-Lived
Tradenames	24,100	—	327	24,427
Acquired Intangible Assets	$278,214	$(114,458)	$(2,791)	$160,965

Gross intangible assets include $63,228,000 for acquired intangible assets from acquisitions that occurred in 2021. See Note 2, Acquisitions, for further details.
In connection with its impairment analysis, the Company reduced its definite-lived intangible assets by $499,000 in 2021 and definite and indefinite-lived intangible assets by $1,861,000 in 2020. Additionally, the Company reclassified $1,300,000 of an indefinite-lived tradename to definite-lived in 2020. See Impairment of Long-Lived Assets under the heading Intangible Assets within this note for further details.
Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Definite-lived intangible assets as of year-end 2021 have a weighted average amortization period of 13 years. Amortization of definite-lived intangible assets was $20,869,000 in 2021, $19,125,000 in 2020, and $20,154,000 in 2019 and was included in selling, general, and administrative (SG&A) expenses in the accompanying consolidated statement of income. The estimated future amortization expense of definite-lived intangible assets is $20,994,000 in 2022; $18,725,000 in 2023; $17,830,000 in 2024; $15,754,000 in 2025; $15,119,000 in 2026; and $81,998,000 in the aggregate thereafter.

Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets of the acquired business at the date of acquisition. The Company’s acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, due to the expectation of synergies from combining the businesses.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance as of December 28, 2019
Gross balance	$97,680	$207,536	$116,325	$421,541
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	97,680	122,027	116,325	336,032
2020 Activity
Acquisition (Note 2)	—	3,953	—	3,953
Currency translation	3,757	4,392	3,619	11,768
Total 2020 activity	3,757	8,345	3,619	15,721
Balance at January 2, 2021
Gross balance	101,437	215,881	119,944	437,262
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	101,437	130,372	119,944	351,753
2021 Activity
Acquisitions (Note 2)	25,805	1,116	26,836	53,757
Currency translation	(3,653)	(2,015)	(2,955)	(8,623)
Total 2021 activity	22,152	(899)	23,881	45,134
Balance at January 1, 2022
Gross balance	123,589	214,982	143,825	482,396
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	$123,589	$129,473	$143,825	$396,887

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
The Company assesses its definite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets or asset groups. If these projected cash flows were to be less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss would be measured based upon the difference between the carrying amounts of the assets and their fair values calculated using projected discounted cash flows.

Goodwill
At year-end 2021 and 2020, in connection with its annual impairment analysis, the Company performed a qualitative goodwill impairment assessment (Step 0) for each of its reporting units, except the material handling reporting unit in 2020 discussed below, which indicated that the fair value of each reporting unit exceeded its carrying value, and determined that the assets were not impaired. The impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the reporting units' and the Company's overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained and determined that it was not more likely than not that the fair value of any of the respective reporting unit's assets was less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could have produced a different result.
In March 2020, the Company experienced a significant decrease in market capitalization due to a decline in the Company’s stock price. During that time, the U.S. stock market also declined significantly amid market volatility driven by the uncertainty surrounding the COVID-19 pandemic. Based on these occurrences, the Company concluded that a

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
triggering event had occurred related to the indefinite-lived assets within its material handling reporting unit. As a result, for each reporting period in 2020, the Company prepared a quantitative impairment analysis (Step 1) for its material handling reporting unit, which indicated that its fair value exceeded its carrying value and the indefinite-lived assets were not impaired.
Goodwill by reporting unit is as follows:

(In thousands)	January 1, 2022	January 2, 2021
Fluid-Handling	$64,003	$65,755
Doctoring, Cleaning, & Filtration	59,586	35,682
Stock-Preparation	20,819	19,685
Wood Processing	108,654	110,687
Material Handling	143,825	119,944
	$396,887	$351,753

Intangible Assets
At year-end 2021 and 2020, the Company performed a qualitative impairment analysis on its indefinite-lived intangible assets and determined that the assets were not impaired.
No triggering events or indicators of impairment were identified in 2021 or 2020 related to the Company's definite-lived intangible assets, except for the definite-lived intangible assets associated with its existing ceramic blade product line in France in 2021 and its timber-harvesting product line in 2020 both discussed below.
In the fourth quarter of 2021, the Company decided to exit its ceramic blade business in France, which became a redundant manufacturing operation as a result of its acquisition of The Clouth Group of Companies in the third quarter of 2021. The Company expects to cease production in June 2022 and exit the facility by the end of 2022. As a result of this decision, the Company recorded an impairment charge of $499,000 in the fourth quarter of 2021 related to its product technology intangible asset.
In the fourth quarter of 2020, due to the continued and anticipated decline in demand for the Company's timber-harvesting business' products, and following impairment charges totaling $2,336,000 in 2019 related to this business, the Company performed a quantitative analysis of the recoverability of the related intangible assets in which the income approach discounted cash flow methodology was used. As a result of this analysis, the Company determined that the fair values of the timber-harvesting product line's definite-lived intangible assets related to customer relationships, product technology and tradename were less than their carrying values, and therefore recorded additional impairment charges totaling $1,861,000 in the fourth quarter of 2020. The remaining intangible asset as of year-end 2021 for the timber-harvesting product line is $443,000.
Impairment charges for 2021, 2020 and 2019 are included in impairment and other costs, net in the accompanying consolidated statement of income.

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
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. Acquisition transaction costs are recorded as incurred in SG&A expenses in the accompanying consolidated statement of income and were $3,655,000 in 2021, $485,000 in 2020, and $843,000 in 2019.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
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
ASC 815, Derivatives and Hedging, requires that all derivatives be recognized on the consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of AOCI. These deferred gains and losses are recognized in the consolidated statement of income in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in the accompanying consolidated statement of income.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance, including the recognition of franchise tax, the treatment of a step up in the tax basis of goodwill, and the timing for recognition of enacted changes in tax laws or rates in the interim period annual effective tax rate computation. This new guidance is effective in fiscal 2021, and the transition requirements are primarily prospective. The Company adopted this ASU prospectively at the beginning of fiscal 2021 and its adoption did not have an impact on the consolidated financial statements.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
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
Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued ASU 2021-08, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU will generally result in the Company recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. This new guidance is effective on a prospective basis in fiscal 2023, with early adoption permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements, which will be dependent on the contract assets and liabilities acquired in future business combinations.

2.    Acquisitions

2021
In the third quarter of 2021, the Company acquired all partnership interests and shares in The Clouth Group of Companies (Clouth), for $92,864,000, net of cash acquired plus debt assumed. The majority of the Clouth companies were acquired on July 19, 2021 and the acquisition of the last legal entity occurred on August 10, 2021, which the Company accounted for as a noncontrolling interest during the period from July 19, 2021 to August 10, 2021. The Company funded the purchase price with euro-denominated borrowings under its revolving credit facility and existing cash. Clouth, which is included in the Company's Flow Control segment, is a leading manufacturer of doctor blades and related equipment used in the production of paper, packaging, and tissue. The Company expects several synergies in connection with this acquisition, including deepening its presence in the growing ceramic blade market and expansion of sales at its existing businesses by leveraging Clouth's complementary global geographic footprint. Clouth has three manufacturing facilities in Germany and one in Poland. Goodwill from the Clouth acquisition was $25,806,000, of which $6,836,000 is expected to be deductible for tax purposes over 15 years. In addition, intangible assets acquired were $34,467,000, of which $5,326,000 is expected to be deductible for tax purposes over 15 years. The Company recorded revenue of $23,221,000 and an operating loss of $4,068,000 for Clouth from the date of acquisition, including amortization expense of $3,481,000 associated with acquired profit in inventory and backlog and $2,710,000 of acquisition transaction costs.
On August 23, 2021, the Company acquired all the outstanding equity securities in East Chicago Machine Tool Corporation (Balemaster) and certain assets of affiliated companies for $53,747,000, net of cash acquired. Balemaster, which is included in the Company's Material Handling segment, is a leading U.S. manufacturer of horizontal balers and related equipment used primarily for recycling packaging waste at corrugated box plants and large retail and distribution centers. The Company funded the purchase price with borrowings under its revolving credit facility. The Company expects several synergies in connection with the acquisition, including expansion of its presence in the secondary material processing market and creation of new opportunities for leveraging its high-performance balers produced in Europe. Goodwill from the Balemaster acquisition was $26,836,000, none of which is deductible for tax purposes. In addition, intangible assets acquired were $28,060,000, none of which is deductible for tax purposes. The Company recorded revenue of $9,038,000 and operating loss of $641,000 for Balemaster from the date of acquisition, including amortization expense of $2,042,000 associated with acquired profit in inventory and backlog and $782,000 of acquisition transaction costs.
In the fourth quarter of 2021, the Company acquired the assets of a business in India, which is included in its Industrial Processing segment, for approximately $2,882,000.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed and the purchase price for Clouth and the Company's other acquisitions in 2021. The final purchase accounting and purchase price allocations remain subject to change as the Company continues to refine its preliminary valuation of certain acquired assets

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
and liabilities assumed and the valuation of acquired intangibles, which may result in adjustments to the assets and liabilities, including goodwill. Measurement period adjustments in 2021 did not have a material effect on the Company's consolidated balance sheet or statement of income.

(In thousands)	Clouth	Other	Total
Net Assets Acquired:
Cash and Cash Equivalents	$4,923	$3,757	$8,680
Accounts Receivable	6,808	1,641	8,449
Inventories	14,119	4,628	18,747
Property, Plant, and Equipment	24,498	5,143	29,641
Other Assets	5,309	3,167	8,476
Definite-Lived Intangible Assets
Customer relationships	20,192	23,100	43,292
Product technology	8,915	2,700	11,615
Tradenames	—	1,400	1,400
Other	401	1,560	1,961
Indefinite-Lived Intangible Assets		—
Tradenames	4,959	—	4,959
Goodwill	25,806	27,951	53,757
Total assets acquired	115,930	75,047	190,977

Short-term Obligations and Current Maturities of Long-term Obligations	1,393	—	1,393
Accounts Payable	1,287	797	2,084
Long-Term Deferred Income Taxes	9,465	6,698	16,163
Long-Term Obligations	4,244	—	4,244
Other Liabilities	7,391	7,166	14,557
Total liabilities assumed	23,780	14,661	38,441
Net assets acquired	$92,150	$60,386	$152,536

Purchase Price:
Cash Paid	$92,150	$60,386	$152,536

The weighted-average amortization period for Clouth's definite-lived intangible assets is 19 years, including weighted-average amortization periods of 24 years for customer relationships and 10 years for product technology. The weighted-average amortization period for the Company's other acquisitions' definite-lived intangible assets is 16 years, including weighted-average amortization periods of 17 years for customer relationships, 13 years for product technology, and 16 years for tradenames.

Unaudited Supplemental Pro Forma Information
The following unaudited pro forma information provides the effect of the Company's 2021 acquisition of Clouth as if it had occurred at the beginning of 2020:

(In thousands, except per share amounts)	January 1, 2022	January 2, 2021
Revenue	$812,016	$682,248
Net Income Attributable to Kadant	$90,184	$55,760
Earnings per Share Attributable to Kadant
Basic	$7.79	$4.86
Diluted	$7.74	$4.82
The historical consolidated financial information of the Company and Clouth has been adjusted in the pro forma information above to give effect to pro forma events that are (i) directly attributable to the acquisition and related financing arrangements, (ii) expected to have a continuing impact on the Company, and (iii) factually supportable.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
Pro forma results include the following non-recurring pro forma adjustments:
•Pre-tax charge to cost of revenue of $3,082,000 in 2020 and reversal of $3,082,000 in 2021, for the sale of inventory revalued at the date of acquisition.
•Pre-tax charge to SG&A expenses of $3,109,000 in 2020 and reversal of $2,710,000 in 2021 and $399,000 in 2021, for acquisition costs and intangible asset amortization related to acquired backlog, respectively.
•Estimated tax effects related to the pro forma adjustments.
Pro forma results in 2020 include a pre-tax gain of $4,409,000 from the forgiveness of a shareholder loan at Clouth.
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisition of Clouth occurred as of the beginning of 2020, or that may result in the future.
The Company's pro forma results exclude the Company's other acquisitions in 2021 as the inclusion of those results would not have been materially different from the pro forma results presented above had the acquisitions occurred at the beginning of 2020.

2020
On June 1, 2020, the Company acquired Cogent Industrial Technologies Ltd. (Cogent), which is included in its Industrial Processing segment, for approximately $6,866,000, net of cash acquired. The Company funded the acquisition through borrowings under its revolving credit facility. Intangible assets acquired primarily relate to customer relationships with a fair value of $3,350,000. Cogent, based in British Columbia, Canada, is an industrial automation and controls solution provider that offers expertise in process technology integration, industrial automation and controls, industrial safety, project management, and operational performance management systems.
On May 28, 2020, the Company also acquired certain intellectual property from a company in Austria, which is included in its Industrial Processing segment, for $416,000, of which $229,000 was paid in the second quarter of 2020 and $125,000 in the first quarter of 2021. The Company expects to pay the remaining amount no later than the first quarter of 2022. Intangible assets acquired represent product technology with a fair value of $557,000 at acquisition date.

2019
On September 3, 2019, the Company acquired certain assets of a business in Brazil, which is included in its Flow Control segment, for approximately $407,000 in cash.
On January 2, 2019, the Company acquired, directly and indirectly, all the outstanding equity interests of Syntron Material Handling Group, LLC and certain of its affiliates (SMH) pursuant to an equity purchase agreement, dated December 9, 2018, for $176,855,000, net of cash acquired. The Company funded the acquisition through borrowings under its revolving credit facility.
SMH, which is included in the Company's Material Handling segment, has manufacturing operations in Mississippi, United States, and China, and is a leading provider of material handling equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. Goodwill from the SMH acquisition was $78,592,000, of which $59,195,000 is expected to be deductible for tax purposes over 15 years. In addition, intangible assets acquired were $83,020,000, of which $69,969,000 is expected to be deductible for tax purposes over 15 years. For 2019, the Company recorded revenue of $83,364,000 and operating income of $3,132,000 for SMH from the date of acquisition, including amortization expense of $4,872,000 associated with acquired profit in inventory and backlog and $843,000 of acquisition transaction costs.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
The following table summarizes the estimated fair values of assets acquired and liabilities assumed and the purchase price for SMH.

(In thousands)	January 2, 2019
Net Assets Acquired:
Cash, Cash Equivalents, and Restricted Cash	$2,431
Accounts Receivable	10,275
Inventories	13,061
Property, Plant, and Equipment	7,383
Other Assets	12,054
Definite-Lived Intangible Assets
Customer relationships	58,300
Product technology	11,000
Other	4,220
Indefinite-Lived Intangible Assets
Tradenames	9,500
Goodwill	78,592
Total assets acquired	206,816

Accounts Payable	3,380
Other Current Liabilities	7,954
Long-Term Lease Liabilities	15,244
Long-Term Deferred Income Taxes	952
Total liabilities assumed	27,530
Net assets acquired	$179,286

Purchase Price:
Cash Paid	$179,286

The weighted average amortization period for the definite-lived intangible assets above is 14 years, including weighted average amortization periods of 15 years for customer relationships, 14 years for product technology, and 8 years for other intangible assets.

Unaudited Supplemental Pro Forma Information
The following unaudited pro forma information provides the effect of the Company's 2019 acquisition of SMH as if it had occurred at the beginning of 2018:

(In thousands, except per share amounts)	December 28, 2019
Revenue	$704,644
Net Income Attributable to Kadant	$56,409
Earnings per Share Attributable to Kadant
Basic	$5.02
Diluted	$4.92
The historical consolidated financial information of the Company and SMH has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the acquisition and related financing arrangements, are expected to have a continuing impact on the Company, and are factually supportable.

Pro forma results include the following non-recurring pro forma adjustments, which have been included in the determination of pro forma net income for the year ended December 29, 2018 (not presented), as follows:
•Pre-tax reversal of $843,000 to SG&A expenses in 2019 for acquisition transaction costs.
•Pre-tax reversal of $3,549,000 to cost of revenue in 2019 for the sale of inventory revalued at the date of acquisition.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
•Pre-tax reversal of $1,323,000 to SG&A expenses in 2019 for intangible asset amortization related to acquired backlog.
•Tax effects related to pro forma adjustments.
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisition of SMH occurred as of the beginning of 2018, or that may result in the future.

3.    Employee Benefit Plans

Stock-Based Compensation Plans
The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company's board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, RSUs, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards granted under these plans are determined by the board committee. Upon a change of control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 336,157 shares available for grant under these stock-based compensation plans at year-end 2021. The Company generally issues its common stock out of treasury stock, to the extent available, for share issuances related to its stock-based compensation plans.
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
The components of pre-tax stock-based compensation expense included in SG&A expenses in the accompanying consolidated statement of income are as follows:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
RSU Awards	$8,224	$6,453	$6,616
Employee Stock Purchase Plan Awards	303	323	199
Total	$8,527	$6,776	$6,815

The Company grants RSUs to non-employee directors and certain employees. Holders of RSUs have no voting rights and are not entitled to receive cash dividends.

Non-Employee Director Restricted Stock Units
The Company granted RSU awards consisting of 1,009 RSUs in 2021, 2,085 RSUs in 2020 and 1,858 RSUs in 2019 to each of its incumbent non-employee directors. Half of the RSUs vested on June 1 of each year and the remaining RSUs vested ratably on the last day of the third and fourth fiscal quarters of each year. In addition, the Company granted RSU awards consisting of 1,042 RSUs in July 2020 to its then new non-employee director (former executive director), which vested ratably on the last day of the third and fourth fiscal quarters of 2020. Each RSU issued to the directors represents the right to receive one share of the Company's common stock upon vesting.

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

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
known. Unrecognized compensation expense related to the unvested performance-based RSUs totaled $3,231,000 at year-end 2021, and will be recognized over a weighted average period of 1.4 years.
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

Time-Based Restricted Stock Units
The Company grants time-based RSUs to its officers and other employees of the Company. Each time-based RSU represents the right to receive one share of the Company's common stock upon vesting. The Company recognizes compensation expense associated with these time-based RSUs ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Unrecognized compensation expense related to the time-based RSUs totaled $3,932,000 at year-end 2021, and will be recognized over a weighted average period of 1.8 years.

Vesting of Restricted Stock Units
A summary of the activity of the Company's unvested RSUs in 2021 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant- Date Fair Value
Unvested RSUs at January 2, 2021	120	$92.42
Granted	49	$174.52
Vested	(61)	$96.96
Forfeited	(1)	$91.71
Unvested RSUs at January 1, 2022	107	$127.70

The weighted average grant date fair value of RSUs granted was $174.52 in 2021, $88.22 in 2020, and $86.50 in 2019. The total fair value of shares vested was $5,892,000 in 2021, $7,343,000 in 2020, and $5,452,000 in 2019.

Stock Options
The Company has not granted stock options since 2013. Prior to 2014, the Company granted nonqualified stock options to its executive officers that vested over three years and were not exercisable until vested. All options awarded in prior periods were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. There were no stock options outstanding at year-end 2021 as all remaining stock options were exercised during the year.
A summary of the Company's stock option activity in 2021 is as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price
Options Outstanding at January 2, 2021	27	$24.44
Exercised	(27)	$24.44
Options Outstanding at January 1, 2022	—	$—

A summary of the Company's stock option exercises are as follows:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Total Intrinsic Value of Options Exercised	$4,986	$4,071	$16,796
Cash Received from Options Exercised	$665	$1,123	$4,454

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
Employee Stock Purchase Plan
The Company's eligible U.S. employees may elect to participate in its employee stock purchase plan. Under the plan, shares of the Company's common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee's gross wages. The Company issued 10,230 shares in 2021, 13,062 shares in 2020, and 13,195 shares for 2019 (issued in 2020) of its common stock under this plan. The Company had 91,643 shares available for grant under the employee stock purchase plan at year-end 2021.

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
For these plans, the Company contributed and charged to expense $4,706,000 in 2021, $4,501,000 in 2020, and $4,412,000 in 2019.

Pension and Other Post-Retirement Defined Benefits Plans
The Company sponsors pension and other post-retirement defined benefit plans covering employees at certain U.S. and foreign subsidiaries.
In accordance with ASC 715, Compensation-Retirement Benefits (ASC 715), the Company recognizes the funded status of its plans as an asset or liability and changes in the funded status through AOCI, net of tax, in the accompanying consolidated balance sheet. The amounts in AOCI are recognized as net periodic benefit cost pursuant to the Company's accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost will be recognized as a component of AOCI, net of tax.
The Company records the non-service component of net periodic pension cost in other expense, net in the accompanying consolidated statement of income. Other expense, net in 2019 included a loss of $5,887,000 related to the settlement of the Company’s noncontributory defined benefit pension plan for eligible employees at one of its U.S. divisions and its corporate office (Retirement Plan). The Retirement Plan was terminated in December 2018. Other expense, net in 2019 also included activity related to the Retirement Plan prior to its settlement, including interest costs of $1,334,000, net of an expected return on plan assets of $995,000. The weighted average assumptions used to determine net periodic benefit costs in 2019 for the Retirement Plan was 4.10% for both the discount rate and expected return on plan assets, which were valued using the FTSE Pension Discount Curve. In 2020, the Company made a settlement payment of $2,427,000 related to a restoration plan, also terminated in 2018, which fully supplemented benefits lost for certain executive officers under the Retirement Plan. The remaining disclosure requirements related to the Company’s defined benefit plans are not material for the fiscal years presented.

4.     Stockholders' Equity

Preferred Stock
The Company's Certificate of Incorporation authorizes up to 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's board of directors without further shareholder approval.

Common Stock
At year-end 2021, the Company had reserved 534,535 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
5.    Income Taxes

The components of income before provision for income taxes are as follows:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Domestic	$26,599	$14,132	$93
Foreign	85,453	59,555	68,829
	$112,052	$73,687	$68,922

The components of the provision for income taxes are as follows:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Current Provision (Benefit):
Federal	$2,173	$339	$(264)
Foreign	25,512	16,800	18,778
State	870	667	335
	28,555	17,806	18,849
Deferred Provision (Benefit):
Federal	1,823	2,146	(453)
Foreign	(3,430)	(2,361)	(1,253)
State	223	357	(785)
	(1,384)	142	(2,491)
	$27,171	$17,948	$16,358
The Company receives a tax deduction upon the exercise of nonqualified stock options and the vesting of RSUs. The Company recognizes excess income tax benefits and tax deficiencies related to stock-based compensation arrangements as discrete items within the provision for income taxes in the reporting period in which they occur. The Company recognized an income tax benefit of $1,808,000 in 2021, $758,000 in 2020 and $3,754,000 in 2019 in the accompanying consolidated statement of income.
The provision for income taxes in the accompanying consolidated statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Provision for Income Taxes at Statutory Rate	$23,531	$15,474	$14,474
Increases (Decreases) Resulting From:
Foreign tax rate differential	2,819	1,891	2,584
Nondeductible expenses	1,673	2,117	2,407
Excess tax benefit related to stock-based compensation	(1,525)	(661)	(3,305)
State income taxes, net of federal income tax	863	807	(355)
U.S. tax cost of foreign earnings	481	599	146
Reversal of tax benefit reserves, net	(444)	(730)	(286)
Research and development tax credits	(454)	(465)	(381)
Change in valuation allowance	(31)	(469)	81
Other	258	(615)	993
	$27,171	$17,948	$16,358

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
The Company's net deferred tax liability consists of the following:

(In thousands)	January 1, 2022	January 2, 2021
Deferred Tax Asset:
Net operating loss carryforwards	$14,162	$13,719
Lease liabilities	6,393	6,855
Inventory basis difference	4,600	4,576
Employee compensation	4,368	3,189
Reserves and accruals	3,167	3,565
Capitalized research expenses	2,349	2,668
Foreign, state, and alternative minimum tax credit carryforwards	508	472
Allowance for credit losses	420	397
Other	48	213
Deferred tax asset, gross	36,015	35,654
Less: valuation allowance	(9,212)	(9,609)
Deferred tax asset, net	26,803	26,045
Deferred Tax Liability:
Goodwill and intangible assets	(43,780)	(30,166)
Fixed asset basis difference	(6,009)	(4,964)
ROU assets	(5,431)	(5,812)
Provision for unremitted foreign earnings	(559)	(1,233)
Other	(1,819)	(1,574)
Deferred tax liability	(57,598)	(43,749)
Net deferred tax liability	$(30,795)	$(17,704)

Deferred tax assets and liabilities are presented in the accompanying consolidated balance sheet within other assets and long-term deferred income taxes on a net basis by tax jurisdiction. The Company has established valuation allowances related to certain domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. The valuation allowance at year-end 2021 was $9,212,000, consisting of $190,000 in the United States and $9,022,000 in foreign jurisdictions. The decrease in the valuation allowance in 2021 of $397,000 is related primarily to fluctuations in foreign currency exchange rates and utilization of foreign net operating losses, partially offset by an increase in valuation allowance associated with acquired net operating losses. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2021, the Company continued to maintain a valuation allowance in the United States against a portion of its state net operating loss carryforwards due to the uncertainty of future profitability in certain state jurisdictions. As of year-end 2021, the Company maintained valuation allowances in certain foreign jurisdictions because of the uncertainty of future profitability within those foreign jurisdictions.
At year-end 2021, the Company had U.S. federal and state net operating loss carryforwards of $2,304,000 and $30,830,000, respectively, and foreign net operating loss carryforwards of $56,537,000. The U.S. federal net operating loss carryforward does not expire. The state net operating loss carryforwards begin to expire in 2024 and a portion does not expire. Of the foreign net operating loss carryforwards, $1,499,000 will expire in the years 2024 through 2041, and the remainder do not expire. As of year-end 2021, the Company also had state disallowed business interest expense carryforwards of $67,000 and foreign tax credits of $368,000, of which $120,000 came from the acquisition of SMH. The disallowed business interest expense carryforward does not expire, and the foreign tax credit carryforward begins to expire in 2024. The utilization of these tax attributes is limited to the Company’s future taxable income, and certain of these tax attributes are subject to an annual limitation as a result of the acquisition of SMH, which constitutes a change of ownership as defined under Internal Revenue Code Section 382.
At year-end 2021, the Company had approximately $245,079,000 of unremitted foreign earnings. During 2021, the Company repatriated $116,853,000 of previously taxed foreign earnings to the United States and recognized a foreign exchange

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
gain of $517,000 associated with these earnings. Of the earnings repatriated in 2021, $100,765,000 related to a distribution of shares of a foreign subsidiary. The Company intends to repatriate the distributable reserves of select foreign subsidiaries back to the United States and has recognized $570,000 of net tax expense on the estimated repatriation amount during 2021. Except for these select foreign subsidiaries, the Company intends to indefinitely reinvest $223,035,000 of these earnings of its foreign subsidiaries in order to support the current and future capital needs of their operations, including the repayment of the Company’s foreign debt. The related foreign withholding taxes, which would be required if the Company were to remit these foreign earnings to the United States, would be approximately $4,116,000.
The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management's opinion, adequate provisions for income taxes have been made for all years subject to audit.
As of year-end 2021, the Company had a liability of $9,731,000 for unrecognized tax benefits which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	January 1, 2022	January 2, 2021
Unrecognized Tax Benefits, Beginning of Year	$8,337	$8,331
Gross Increases—Tax Positions in Prior Periods	2,409	4
Gross Decreases—Tax Positions in Prior Periods	(2,182)	(21)
Gross Increases—Current-period Tax Positions	1,920	1,468
Lapses of Statutes of Limitations	(649)	(1,488)
Currency Translation	(104)	43
Unrecognized Tax Benefits, End of Year	$9,731	$8,337

A portion of the unrecognized tax benefits generated in 2021 is offset by deferred tax assets in the accompanying consolidated balance sheet. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued $1,704,000 at year-end 2021 and $1,600,000 at year-end 2020 for the potential payment of interest and penalties. The interest and penalties included in the accompanying consolidated statement of income was a benefit of $129,000 in 2021 and $145,000 in 2020.
The Company is currently under audit in one of its foreign tax jurisdictions. During 2021, the Company finalized its examination with the Internal Revenue Service for the tax years 2017 and 2018 with no material adjustments. It is reasonably possible that over the next fiscal year the amount of liability for unrecognized tax benefits may be reduced by up to $1,367,000 primarily from the expiration of tax statutes of limitations.
The Company remains subject to U.S. federal income tax examinations for the tax years 2019 through 2021, and to non-U.S. income tax examinations for the tax years 2008 through 2021. In addition, the Company remains subject to state and local income tax examinations in the United States for the tax years 2003 through 2021.

6.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

(In thousands)	January 1, 2022	January 2, 2021
Revolving Credit Facility, due 2023	$250,267	$217,963
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2022 to 2026	1,610	1,631
Other Borrowings, due 2022 to 2028	7,637	3,880
Total	269,514	233,474
Less: Short-Term Obligations and Current Maturities of Long-Term Obligations	(5,356)	(1,474)
Long-Term Obligations	$264,158	$232,000

See Note 10, Derivatives, for the fair value information related to the Company's long-term obligations.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
Revolving Credit Facility
The Company entered into an unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). Pursuant to the Credit Agreement, the Company has a borrowing capacity of $400,000,000, with an uncommitted, unsecured incremental borrowing facility of $150,000,000 with a maturity date of December 14, 2023. Interest on borrowings outstanding accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, as defined, plus a margin of 0% to 1.25%, or (ii) Eurocurrency Rate, CDOR Rate, and RFR, (with a zero percent floor), as applicable and defined, plus a margin of 1% to 2.25%. The margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $30,000,000 and certain debt obligations, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement.
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
The Company borrowed an aggregate $151,944,000 under the Credit Agreement in fiscal 2021, including $89,944,000 of euro-denominated borrowings, which were primarily used to fund the Company's acquisitions during the year. At year-end 2021, the outstanding balance under the Credit Agreement included $78,267,000 of euro-denominated borrowings. The Company had $149,920,000 of borrowing capacity available at year-end 2021, which was calculated by translating its foreign-denominated borrowings using the borrowing date foreign exchange rate.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 1.50% as of year-end 2021.
See Note 10, Derivatives, under the heading Interest Rate Swap Agreements, for information relating to the Company's swap agreement.

Senior Promissory Notes
In 2018, the Company entered into an uncommitted, unsecured Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement). Simultaneous with the execution of the Note Purchase Agreement, the Company issued senior promissory notes (Initial Notes) in an aggregate principal amount of $10,000,000, with a per annum interest rate of 4.90% payable semiannually, and a maturity date of December 14, 2028. The Company is required to prepay a portion of the principal of the Initial Notes beginning on December 14, 2023 and each year thereafter, and may optionally prepay the principal on the Initial Notes, together with any prepayment premium, at any time in accordance with the Note Purchase Agreement. The obligations of the Initial Notes may be accelerated upon an event of default as defined in the Note Purchase Agreement, which includes customary events of default under such financing arrangements.
The Initial Notes are pari passu with the Company’s indebtedness under the Credit Agreement, and any other senior debt, subject to certain specified exceptions, and participate in a sharing agreement with respect to the obligations of the Company and its subsidiaries under the Credit Agreement. The Initial Notes are guaranteed by certain of the Company’s domestic subsidiaries.

Debt Compliance
At year-end 2021, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for vehicles. See Note 9, Leases, for further information relating to the Company's finance leases.

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which was included in other current assets in the accompanying consolidated balance sheet, was $1,408,000 at year-end 2021. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,508,000 at the end of the lease term in August 2022. If the

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
Company does not exercise the purchase option for the facility, it will receive cash from the landlord to settle the loan receivable. As of year-end 2021, $3,297,000 was outstanding under this obligation.
Other borrowings also include $4,331,000 of debt obligations outstanding at year-end 2021 assumed in the acquisition of Clouth, which has maturity dates ranging from 2022 to 2028 and interest rates up to 1.95%.

Annual Repayment Requirements
The following schedule presents the annual repayment requirements for the Company’s short-and long-term obligations, excluding finance leases and the sale-leaseback financing arrangement, as of year-end 2021.

(In thousands)
2022	$1,197
2023	252,855
2024	2,319
2025	2,322
2026	2,150
2027 and Thereafter	3,764
$264,607

7.    Commitments and Contingencies

Letters of Credit and Bank Guarantees
Outstanding letters of credit and bank guarantees issued on behalf of the Company, principally relating to performance obligations and customer deposit guarantees, totaled $23,464,000 at year-end 2021. Certain of the Company's contracts require the Company to provide a standby letter of credit or bank guarantee to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit and bank guarantees expire without being drawn by the beneficiary.

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $9,593,000 at year-end 2021 and $7,568,000 at year-end 2020 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
8.    Other Costs, Net
Restructuring Costs
During 2021, the Company recorded restructuring costs totaling $481,000 within its Flow Control segment, including charges for the write-down of certain machinery and equipment of $226,000 and an ROU asset of $79,000, and severance costs of $176,000 related to the reduction of three employees. These actions were taken to eliminate a redundant ceramic blade manufacturing operation in France that resulted from the Company's acquisition of Clouth in the third quarter of 2021.
During 2020, the Company recorded restructuring costs totaling $1,118,000, representing severance costs of $659,000 for 34 employees within its Flow Control segment, $277,000 for 26 employees in its Industrial Processing segment, and $182,000 for four employees in its Material Handling segment. The Company also reduced its workforce by 21 employees in its Industrial Processing segment with no associated severance costs. The Company took these cost-containment actions to reduce payroll-related overhead and operating costs in response to the slowdown in the global economy, largely driven by the COVID-19 pandemic.
During 2019, the Company experienced a significant decrease in revenue and operating results in its timber-harvesting product line included within its Industrial Processing segment. Given the decline in this business, the Company undertook a restructuring plan in the fourth quarter of 2019 and incurred $192,000 of severance costs associated with the reduction of six employees in Canada.
The Company expects to incur additional restructuring charges in 2022 primarily for severance and facility closure costs related to its 2021 restructuring plan, which are not expected to be significant. The Company does not expect to incur additional charges related to the 2020 and 2019 restructuring plans. Restructuring costs are included in impairment and other costs, net in the accompanying consolidated statement of income.
A summary of the changes in accrued restructuring costs included in other accrued expenses in the accompanying consolidated balance sheet, which are expected to be paid in 2022, are as follows:

(In thousands)	Severance
2021 Restructuring Plan
Provision	$176
Usage	(19)
Currency translation	(1)
Balance at January 1, 2022	$156

2020 Restructuring Plan
Provision	$1,118
Usage	(1,052)
Currency translation	(5)
Balance at January 2, 2021	61
Usage	(61)
Balance at January 1, 2022	$—

2019 Restructuring Plan
Provision	$192
Usage	(109)
Currency translation	1
Balance at December 28, 2019	84
Usage	(90)
Currency translation	6
Balance at January 2, 2021	$—

Other Income
Other income consisted of a gain of $515,000 in 2021 related to the sale of a building in Theodore, Alabama, within the Company's Industrial Processing segment for net cash proceeds of $1,634,000. The building was vacated as part of the Company's 2017 restructuring plan to consolidate three of its stock-preparation operations into a single new facility, which was completed in 2018.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements

9.     Leases

The Company enters into operating and finance lease commitments primarily for its manufacturing and office space, vehicles, and equipment leases that expire on various dates over the next 13 years, some of which include one or more options to extend the lease for up to 5 years. In addition, the Company leases land associated with certain of its buildings in Canada and China under long-term leases expiring on various dates ranging from 2032 to 2071, one of which includes an assumed option to extend the lease for up to 10 years.
The components of lease expense are as follows:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Operating Lease Cost	$5,895	$5,602	$5,534

Short-Term Lease Cost	674	671	715

Finance Lease Cost:
ROU asset amortization	1,045	1,157	1,213
Interest on lease liabilities	46	74	94
Total Finance Lease Cost	1,091	1,231	1,307

Total Lease Costs	$7,660	$7,504	$7,556

Supplemental cash flow information related to leases is as follows:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows from operating leases	$12,474	$5,782	$5,636
Operating cash flows from finance leases	$46	$74	$93
Financing cash flows from finance leases	$1,044	$1,139	$1,144

ROU Assets Obtained in Exchange for Lease Obligations (a):
Operating leases	$7,247	$2,560	$28,484
Finance leases	$1,147	$622	$3,847
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

Supplemental balance sheet information related to leases is as follows:

(In thousands)	Balance Sheet Line Item	January 1, 2022	January 2, 2021
Operating Leases:
ROU assets (a)	Other current assets	$2,341	$—
ROU assets	Other assets	24,998	25,460
Total operating lease assets		$27,339	$25,460

Short-term liabilities	Other current liabilities	$4,596	$4,396
Long-term liabilities	Other long-term liabilities	19,959	22,198
Total operating lease liabilities		$24,555	$26,594

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	Balance Sheet Line Item	January 1, 2022	January 2, 2021
Finance Leases:
ROU assets, at cost	Property, plant, and equipment, at cost	$4,076	$3,707
ROU assets accumulated amortization	Accumulated depreciation and amortization	(2,489)	(2,108)
ROU assets, net	Property, plant, and equipment, net	$1,587	$1,599

Short-term obligations	Short-term obligations and current maturities of long-term obligations	$862	$915
Long-term obligations	Long-term obligations	748	716
Total finance lease liabilities		$1,610	$1,631
(a)    See Note 15, Subsequent Event, for further details.

	January 1, 2022	January 2, 2021
Weighted Average Remaining Lease Term (in years):
Operating leases	8.7	9.4
Finance leases	2.1	2.0

Weighted Average Discount Rate:
Operating leases	3.82%	3.88%
Finance leases	2.55%	3.52%

As of January 1, 2022, future lease payments for lease liabilities are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
2022	$5,379	$889
2023	4,316	561
2024	3,292	178
2025	2,727	17
2026	2,179	3
2027 and Thereafter	11,343	—
Total Future Lease Payments	29,236	1,648
Less: Imputed Interest	(4,681)	(38)
Present Value of Lease Payments	$24,555	$1,610

As of January 1, 2022, the Company had no significant operating and finance leases that had not yet commenced.

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

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
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
Gains and losses reported within SG&A expenses in the accompanying consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material in 2021, 2020, and 2019.
The following table summarizes the fair value of derivative instruments in the accompanying consolidated balance sheet:

		January 1, 2022		January 2, 2021
(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contract	Other Current Assets	$—	$—	$25	$842
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(44)	$842	$—	$—
2018 Swap Agreement	Other Long-Term Liabilities	$(550)	$15,000	$(1,099)	$15,000
Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$14	$1,200	$12	$582
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$—	$—	$(7)	$825
(a)See Note 11, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b)The year-end 2021 notional amounts are indicative of the level of the Company's recurring derivative activity during the year.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the year ended January 1, 2022:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized (Loss) Gain, Net of Tax, at January 2, 2021	$(846)	$18	$(828)
Loss (gain) reclassified to earnings (a)	343	(119)	224
Gain recognized in AOCI	74	68	142
Unrealized Loss, Net of Tax, at January 1, 2022	$(429)	$(33)	$(462)
(a)See Note 14, Accumulated Other Comprehensive Items, for the income statement classification.

At year-end 2021, the Company expects to reclassify losses of $337,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the interest rate swap agreement and the maturity date of the forward currency-exchange contract.

Kadant Inc.	2021 Financial Statements
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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of January 1, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$13,458	$—	$—	$13,458
Banker's acceptance drafts (a)	$—	$8,049	$—	$8,049
Forward currency-exchange contracts	$—	$14	$—	$14
Liabilities:
2018 Swap Agreement	$—	$550	$—	$550
Forward currency-exchange contract	$—	$44	$—	$44

	Fair Value as of January 2, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$8,054	$—	$—	$8,054
Banker's acceptance drafts (a)	$—	$9,445	$—	$9,445
Forward currency-exchange contracts	$—	$37	$—	$37
Liabilities:
2018 Swap Agreement	$—	$1,009	$—	$1,009
Forward currency-exchange contracts	$—	$7	$—	$7
(a)Included in accounts receivable in the accompanying consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during 2021. Banker's acceptance drafts are carried at face value which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the 2018 Swap Agreement is based on USD LIBOR yield curves at the reporting date. The forward currency-exchange contracts and the 2018 Swap Agreement are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of the Company's debt obligations, excluding lease obligations, are as follows:

	January 1, 2022		January 2, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$250,267	$250,267	$217,963	$217,963
Senior promissory notes	10,000	10,947	10,000	11,157
Other	4,331	4,331	—	—
	$264,598	$265,545	$227,963	$229,120

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements
The carrying value of the revolving credit facility approximates the fair value as the obligation bears variable rates of interest, which adjust frequently, based on prevailing market rates. The fair values of the senior promissory notes are primarily calculated based on quoted market rates plus an applicable margin available to the Company at the respective period ends, which represent Level 2 measurements.

12.    Business Segment and Geographical Information

The Company has combined its operating entities into three reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of the fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of the wood processing and stock-preparation product lines; and the Material Handling segment consists of the conveying and vibratory, baling, and fiber-based product lines. A description of each segment follows.
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
The following table presents financial information for the Company's reportable operating segments:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Revenue
Flow Control (a)	$288,788	$225,444	$250,339
Industrial Processing	328,762	261,577	301,948
Material Handling (b)	169,029	148,007	152,357
	$786,579	$635,028	$704,644
Income Before Provision for Income Taxes
Flow Control (a,c)	$65,509	$51,530	$55,343
Industrial Processing (d)	66,569	42,971	49,599
Material Handling (b,e)	17,543	14,375	11,600
Corporate (f)	(32,911)	(27,752)	(28,719)
Total operating income	116,710	81,124	87,823
Interest expense, net (g)	(4,554)	(7,242)	(12,542)
Other expense, net (g,h)	(104)	(195)	(6,359)
	$112,052	$73,687	$68,922
Total Assets
Flow Control (a)	$382,379	$263,141	$262,320
Industrial Processing	405,575	379,965	375,194
Material Handling (b)	334,785	273,909	281,057
Corporate (i)	9,473	10,556	20,816
	$1,132,212	$927,571	$939,387

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Depreciation and Amortization
Flow Control (a)	$8,366	$6,333	$6,603
Industrial Processing	13,467	13,163	13,012
Material Handling (b)	12,341	11,628	12,528
Corporate	128	210	247
	$34,302	$31,334	$32,390
Capital Expenditures
Flow Control (a)	$4,128	$2,808	$2,639
Industrial Processing	6,412	3,123	5,113
Material Handling (b)	2,211	1,539	2,144
Corporate	20	125	61
	$12,771	$7,595	$9,957
Geographical Information
Revenue (j):
United States (b)	$328,456	$286,015	$309,957
China	82,121	51,003	66,480
Canada	79,426	62,059	64,010
Germany (a)	37,178	23,292	29,076
France	28,258	19,725	21,054
Other	231,140	192,934	214,067
	$786,579	$635,028	$704,644
Long-lived Assets (k):
United States (b)	$43,418	$40,293	$42,094
Germany (a)	25,188	6,051	5,925
Canada	8,460	7,221	7,948
Finland	7,347	8,013	6,960
China	6,613	9,844	10,319
Other	16,963	13,220	12,786
	$107,989	$84,642	$86,032
(a)Includes the Clouth business in 2021, which was acquired between July 19, 2021 and August 10, 2021 (see Note 2, Acquisitions).
(b)Includes the Balemaster business in 2021, which was acquired on August 23, 2021 (see Note 2, Acquisitions).
(c)Includes acquisition-related expenses of $6,191,000 and impairment and restructuring charges of $980,000 in 2021. Acquisition-related expenses include amortization expense associated with acquired profit in inventory and backlog, and acquisition costs.
(d)Includes $1,861,000 of impairment charges in 2020 and $2,336,000 in 2019.
(e)Includes acquisition-related expenses of $2,851,000 in 2021, $350,000 in 2020 and $5,715,000 in 2019. Acquisition-related expenses include amortization expense associated with acquired profit in inventory and backlog, and acquisition costs.
(f)Represents general and administrative expenses.
(g)The Company does not allocate interest and other expense, net to its segments.
(h)Includes a pension plan settlement loss of $5,887,000 in 2019.
(i)Primarily includes cash and cash equivalents, tax assets, ROU assets, and property, plant, and equipment, net.
(j)Revenue is attributed to countries based on customer location.
(k)Represents property, plant, and equipment, net.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements

13.    Earnings per Share

Basic and diluted EPS were calculated as follows:

(In thousands, except per share amounts)	January 1, 2022	January 2, 2021	December 28, 2019
Net Income Attributable to Kadant	$84,043	$55,196	$52,068

Basic Weighted Average Shares	11,579	11,482	11,235
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	76	82	222
Diluted Weighted Average Shares	11,655	11,564	11,457

Basic Earnings per Share	$7.26	$4.81	$4.63
Diluted Earnings per Share	$7.21	$4.77	$4.54
The effect of outstanding and unvested RSUs of the Company's common stock totaling 14,200 shares in 2021, 22,900 shares in 2020, and 24,000 shares in 2019 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

14.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying consolidated balance sheet.
Changes in each component of AOCI, net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at January 2, 2021	$(17,894)	$(770)	$(828)	$(19,492)
Other comprehensive items before reclassifications	(11,202)	(67)	142	(11,127)
Reclassifications from AOCI	—	45	224	269
Net current period other comprehensive items	(11,202)	(22)	366	(10,858)
Balance at January 1, 2022	$(29,096)	$(792)	$(462)	$(30,350)
Amounts reclassified out of AOCI are as follows:

(In thousands)	January 1, 2022	January 2, 2021	December 28, 2019	Statement of Income Line Item
Retirement Benefit Plans
Recognized net actuarial loss	$(50)	$(66)	$(70)	Other expense, net
Amortization of prior service cost	(12)	(55)	(6)	Other expense, net
Pension plan settlement loss	—	—	(5,887)	Other expense, net
Total expense before income taxes	(62)	(121)	(5,963)
Income tax benefit (provision)	17	153	(641)	Provision for income taxes
	(45)	32	(6,604)
Cash Flow Hedges (a)
Interest rate swap agreements	(451)	(333)	(8)	Interest expense
Forward currency-exchange contracts	—	28	(169)	Cost of revenue
Forward currency-exchange contracts	157	—	—	SG&A expense
Total expense before income taxes	(294)	(305)	(177)
Income tax benefit	70	73	54	Provision for income taxes
	(224)	(232)	(123)
Total Reclassifications	$(269)	$(200)	$(6,727)
(a)See Note 10, Derivatives, for additional information.

Kadant Inc.	2021 Financial Statements
Notes to Consolidated Financial Statements

15.    Subsequent Event

The Company's largest subsidiary in China, which manufactures stock-preparation equipment, is located in an area that has become primarily residential. As a result, the Company entered into several agreements with the local government to sell its existing manufacturing building and land use rights for approximately $25,140,000 and build a new facility in another location. These agreements will become effective when the Company receives the required down payment and secures a land use right in a new location. As of year-end 2021, the Company has received a 25% down payment on the agreed upon sale price with an additional required down payment of 6% expected in the first quarter of 2022. Once the agreements are effective, which is expected in the first quarter of 2022, the Company will recognize a gain on sale and a receivable for the remaining amount of the sale proceeds. The remaining amount of the sale proceeds is due the earlier of when the government sells the property or within two years from the effective date of the agreements. The Company's subsidiary will continue to occupy its current facility until construction on its new facility is complete. As of year-end 2021, the carrying value of the existing building and land use right totaling $5,264,000 is included in other current assets in the accompanying consolidated balance sheet. In addition, in the fourth quarter of 2021, the Company entered into an agreement for a new land use right valued at $3,719,000, which is included in other assets in the accompanying consolidated balance sheet.