Form 10-Q
period 2022-04-02
KADANT INC
filed 2022-05-11
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 29, 2022, the registrant had 11,659,373 shares of common stock outstanding.

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended April 2, 2022

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	April 2, 2022	January 1, 2022
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$86,192	$91,186
Restricted cash (Note 1)	2,779	2,975
Accounts receivable, net of allowances of $3,067 and $2,735	125,919	117,209
Inventories	143,583	134,356
Contract assets	8,978	8,626
Other current assets	24,825	29,530
Total Current Assets	392,276	383,882
Property, Plant, and Equipment, net of accumulated depreciation of $116,911 and $114,032	105,851	107,989
Other Assets	59,299	44,111
Intangible Assets, Net	192,426	199,343
Goodwill	394,414	396,887
Total Assets	$1,144,266	$1,132,212

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 5)	$4,893	$5,356
Accounts payable	67,762	59,250
Accrued payroll and employee benefits	30,690	37,203
Customer deposits	62,432	59,262
Advanced billings	9,599	11,894
Other current liabilities	42,204	48,532
Total Current Liabilities	217,580	221,497
Long-Term Obligations (Note 5)	242,963	264,158
Long-Term Deferred Income Taxes	39,336	34,944
Other Long-Term Liabilities	44,649	45,997

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	112,651	115,888
Retained earnings	590,009	551,848
Treasury stock at cost, 2,964,786 and 3,003,419 shares	(72,649)	(73,596)
Accumulated other comprehensive items (Note 7)	(32,302)	(30,350)
Total Kadant Stockholders' Equity	597,855	563,936
Noncontrolling interest	1,883	1,680
Total Stockholders' Equity	599,738	565,616
Total Liabilities and Stockholders' Equity	$1,144,266	$1,132,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
(In thousands, except per share amounts)
Revenue (Notes 1 and 10)	$226,480	$172,463

Costs and Operating Expenses:
Cost of revenue	128,269	96,748
Selling, general, and administrative expenses	59,168	49,431
Research and development expenses	3,078	2,857
Gain on sale and other expense, net (Note 2)	(20,008)	—
	170,507	149,036
Operating Income	55,973	23,427
Interest Income	102	65
Interest Expense	(1,234)	(1,111)
Other Expense, Net	(22)	(24)
Income Before Provision for Income Taxes	54,819	22,357
Provision for Income Taxes (Note 4)	13,378	5,561
Net Income	41,441	16,796
Net Income Attributable to Noncontrolling Interest	(249)	(235)
Net Income Attributable to Kadant	$41,192	$16,561

Earnings per Share Attributable to Kadant (Note 3)
Basic	$3.54	$1.43
Diluted	$3.53	$1.43

Weighted Average Shares (Note 3)
Basic	11,630	11,553
Diluted	11,655	11,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
(In thousands)
Net Income	$41,441	$16,796
Other Comprehensive Items:
Foreign currency translation adjustment	(2,284)	(4,750)
Post-retirement liability adjustments, net (net of tax provision of $2 and $10)	9	28
Deferred gain on cash flow hedges (net of tax provision of $68 and $19)	277	113
Other comprehensive items	(1,998)	(4,609)
Comprehensive Income	39,443	12,187
Comprehensive Income Attributable to Noncontrolling Interest	(203)	(174)
Comprehensive Income Attributable to Kadant	$39,240	$12,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
(In thousands)
Operating Activities
Net income attributable to Kadant	$41,192	$16,561
Net income attributable to noncontrolling interest	249	235
Net income	41,441	16,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,445	7,686
Stock-based compensation expense	2,260	1,499
Provision for losses (benefit) on accounts receivable	208	(129)
Gain on the sale of assets (Note 2)	(20,190)	—
Noncash impairment costs (Note 2)	182	—
Other items, net	6,117	809
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,127)	(13,955)
Contract assets	(409)	1,231
Inventories	(9,359)	(6,612)
Other assets	1,113	(3,182)
Accounts payable	8,864	8,031
Customer deposits	3,329	8,464
Other liabilities	(10,106)	(1,546)
Net cash provided by operating activities	23,768	19,092

Investing Activities
Acquisitions, net of cash acquired	(62)	(125)
Purchases of property, plant, and equipment	(2,868)	(2,259)
Proceeds from sale of property, plant, and equipment	1,595	32
Other	44	—
Net cash used in investing activities	(1,291)	(2,352)

Financing Activities
Repayment of short- and long-term obligations	(35,064)	(19,563)
Proceeds from issuance of short- and long-term obligations	15,516	10,139
Tax withholding payments related to stock-based compensation	(4,550)	(3,388)
Dividends paid	(2,905)	(2,770)
Net cash used in financing activities	(27,003)	(15,582)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(664)	(1,090)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(5,190)	68
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	94,161	66,640
Cash, Cash Equivalents, and Restricted Cash at End of Period	$88,971	$66,708

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended April 2, 2022
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 1, 2022	14,624,159	$146	$115,888	$551,848	3,003,419	$(73,596)	$(30,350)	$1,680	$565,616
Net income	—	—	—	41,192	—	—	—	249	41,441
Dividend declared – Common Stock, $0.26 per share	—	—	—	(3,031)	—	—	—	—	(3,031)
Activity under stock plans	—	—	(3,237)	—	(38,633)	947	—	—	(2,290)
Other comprehensive items	—	—	—	—	—	—	(1,952)	(46)	(1,998)
Balance at April 2, 2022	14,624,159	$146	$112,651	$590,009	2,964,786	$(72,649)	$(32,302)	$1,883	$599,738

	Three Months Ended April 3, 2021
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 2, 2021	14,624,159	$146	$110,824	$479,400	3,081,919	$(75,519)	$(19,492)	$1,546	$496,905
Net income	—	—	—	16,561	—	—	—	235	16,796
Dividend declared – Common Stock, $0.25 per share	—	—	—	(2,894)	—	—	—	—	(2,894)
Activity under stock plans	—	—	(2,760)	—	(35,540)	870	—	—	(1,890)
Other comprehensive items	—	—	—	—	—	—	(4,548)	(61)	(4,609)
Balance at April 3, 2021	14,624,159	$146	$108,064	$493,067	3,046,379	$(74,649)	$(24,040)	$1,720	$504,308

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at April 2, 2022, its results of operations, comprehensive income, cash flows and stockholders' equity for the three-month periods ended April 2, 2022 and April 3, 2021. Interim results are not necessarily indicative of results for a full year or for any other interim period.
The condensed consolidated balance sheet presented as of January 1, 2022 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022. The condensed consolidated financial statements and related notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC.

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
Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three months ended April 2, 2022.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental Cash Flow Information

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Cash Paid for Interest	$1,017	$892
Cash Paid for Income Taxes, Net of Refunds	$8,013	$5,344

Non-Cash Investing Activities:
Fair value of assets acquired	$(983)	$—
Cash paid for acquired businesses	(62)	(125)
Liabilities Assumed of Acquired Businesses	$(1,045)	$(125)

Purchases of property, plant, and equipment in accounts payable	$264	$169

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$4,578	$3,203
Dividends declared but unpaid	$3,031	$2,894

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	April 2, 2022	April 3, 2021	January 1, 2022	January 2, 2021
Cash and cash equivalents	$86,192	$65,982	$91,186	$65,682
Restricted cash	2,779	726	2,975	958
Total Cash, Cash Equivalents, and Restricted Cash	$88,971	$66,708	$94,161	$66,640

Inventories
The components of inventories are as follows:

	April 2, 2022	January 1, 2022
(In thousands)
Raw Materials	$61,771	$59,177
Work in Process	32,215	29,448
Finished Goods	49,597	45,731
	$143,583	$134,356

Intangible Assets, Net
Gross intangible assets were $340,947,000 at April 2, 2022 and January 1, 2022. Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Accumulated amortization was $141,122,000 at April 2, 2022 and $135,327,000 at January 1, 2022.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at January 1, 2022
Gross balance	$123,589	$214,982	$143,825	$482,396
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	123,589	129,473	143,825	396,887
2022 Activity
Acquisitions (a)	625	—	(482)	143
Currency translation	(1,632)	(6)	(978)	(2,616)
Total 2022 activity	(1,007)	(6)	(1,460)	(2,473)
Balance at April 2, 2022
Gross balance	122,582	214,976	142,365	479,923
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	$122,582	$129,467	$142,365	$394,414
(a)Relates to adjustments to the purchase price allocation for acquisitions completed in 2021, principally for inventory, machinery and equipment, and deferred taxes. Measurement period adjustments in 2022 were not material to the Company's results of operations. The final purchase accounting and purchase price allocations remain subject to change as the Company continues to refine its preliminary valuation of certain acquired assets and liabilities assumed and the valuation of acquired intangibles, which may result in adjustments to the assets and liabilities, including goodwill.

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
The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet.
The changes in the carrying amount of product warranty obligations are as follows:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Balance at Beginning of Year	$7,298	$7,064
Provision charged to expense	1,462	1,664
Usage	(1,538)	(1,361)
Currency translation	(74)	(133)
Balance at End of Period	$7,148	$7,234

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents revenue by revenue recognition method:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021
Point in Time	$203,311	$154,417
Over Time	23,169	18,046
	$226,480	$172,463

The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021
Revenue by Product Type:
Parts and consumables	$146,244	$118,107
Capital	80,236	54,356
	$226,480	$172,463
Revenue by Geography (based on customer location):
North America	$124,336	$95,092
Europe	58,366	44,641
Asia	31,987	21,813
Rest of world	11,791	10,917
	$226,480	$172,463

See Note 10, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

	April 2, 2022	January 1, 2022
(In thousands)
Contract Assets	$8,978	$8,626
Contract Liabilities	$77,450	$77,004

Contract assets represent unbilled revenue associated with revenue recognized on contracts accounted for on an over time basis, which will be billed in future periods based on the contract terms. Contract liabilities consist of short- and long-term customer deposits, advanced billings, and deferred revenue. Deferred revenue is included in other current liabilities and long-term customer deposits are included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advance payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has shipped and control of the asset has transferred to the customer.
The Company recognized revenue of $34,477,000 in the first quarter of 2022 and $17,140,000 in the first quarter of 2021 that was included in the contract liabilities balance at the beginning of 2022 and 2021, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require long lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of April 2, 2022 was $48,599,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 56% of which is expected to occur within the next twelve months and the remaining 44% after the first quarter of 2023.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $8,147,000 at April 2, 2022 and $8,049,000 at January 1, 2022, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of reference rates, such as the London Interbank Offered Rate (LIBOR), if certain criteria are met. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. The guidance in this ASU is applicable to the Company's existing contracts and hedging relationships that reference LIBOR and may be adopted prospectively through December 31, 2022. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.
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

2.    Gain on Sale and Other Expense, Net
The Company entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights of one of its subsidiaries in China for approximately $25,159,000. This subsidiary, which is part of the stock preparation product line within the Company's Industrial Processing segment, will continue to occupy its current facility until construction of a new facility is complete. The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, the Company recognized a gain on the sale of these assets of $20,190,000, or $15,143,000, net of deferred taxes of $5,047,000, in the first quarter of 2022. A $16,082,000 receivable was recognized for the present value of the remaining amount of the sale proceeds, which is due the earlier of when the government sells the property or within two years from the effective date of the agreements. This receivable is included in other assets in the accompanying condensed consolidated balance sheet.
In addition, the Company recognized an impairment charge of $182,000 in the first quarter of 2022 associated with the write-down of certain fixed assets that will not be moved to the new facility.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
(In thousands, except per share amounts)
Net Income Attributable to Kadant	$41,192	$16,561

Basic Weighted Average Shares	11,630	11,553
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	25	59
Diluted Weighted Average Shares	11,655	11,612

Basic Earnings per Share	$3.54	$1.43

Diluted Earnings per Share	$3.53	$1.43

The effect of outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 17,000 shares in the first quarter of 2022 and 44,000 shares in the first quarter of 2021 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $13,378,000 in the first three months of 2022 and $5,561,000 in the first three months of 2021. The effective tax rate of 24% in the first three months of 2022 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, nondeductible expenses, state taxes, and tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements and the reversal of tax reserves associated with uncertain tax positions. The effective tax rate of 25% in the first three months of 2021 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company's worldwide earnings, state taxes, and tax expense associated with the GILTI provisions. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.

5.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	April 2, 2022	January 1, 2022
(In thousands)
Revolving Credit Facility, due 2023	$229,483	$250,267
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2022 to 2026	1,320	1,610
Other Borrowings, due 2022 to 2028	7,053	7,637
Total	247,856	269,514
Less: Short-term Obligations and Current Maturities of Long-Term Obligations	(4,893)	(5,356)
Long-Term Obligations	$242,963	$264,158

See Note 9, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
The Company entered into an unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement), which matures on December 14, 2023. Pursuant to the Credit Agreement, the Company has a borrowing capacity of $400,000,000, with an uncommitted, unsecured incremental borrowing facility of

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$150,000,000. Interest on borrowings outstanding accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, as defined, plus an applicable margin of 0% to 1.25%, or (ii) Eurocurrency Rate, CDOR Rate and RFR (with a zero percent floor), as applicable and as defined, plus an applicable margin of 1% to 2.25%. The margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $30,000,000 and certain debt obligations, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement.
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
As of April 2, 2022, the outstanding balance under the Credit Agreement was $229,483,000, which included $78,483,000 of euro-denominated borrowings. As of April 2, 2022, the Company had $169,977,000 of borrowing capacity available under its Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 1.73% as of April 2, 2022.
See Note 8, Derivatives, under the heading Interest Rate Swap Agreement, for information relating to the swap agreement.

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

Debt Compliance
As of April 2, 2022, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for vehicles.

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other current assets in the accompanying condensed consolidated balance sheet, was $1,435,000 at April 2, 2022. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,469,000 at the end of the lease term in August 2022. If the Company does not exercise the purchase option for the facility, it will receive cash from the landlord to settle the loan receivable. As of April 2, 2022, $3,152,000 was outstanding under this obligation.
Other borrowings also include $968,000 of short-term obligations and $2,925,000 of debt obligations outstanding at April 2, 2022 assumed in the acquisition of The Clouth Group of Companies (Clouth), which mature on various dates ranging from 2022 through 2028.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,260,000 in the first quarter of 2022 and $1,499,000 in the first quarter of 2021 within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $11,628,000 at April 2, 2022, which will be recognized over a weighted average period of 2.0 years.

7.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at January 1, 2022	$(29,096)	$(792)	$(462)	$(30,350)
Other comprehensive items before reclassifications	(2,238)	2	193	(2,043)
Reclassifications from AOCI	—	7	84	91
Net current period other comprehensive items	(2,238)	9	277	(1,952)
Balance at April 2, 2022	$(31,334)	$(783)	$(185)	$(32,302)

Amounts reclassified from AOCI are as follows:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021	Statement of Income Line Item
Post-retirement Benefit Plans
Recognized net actuarial loss	$(7)	$(11)	Other expense, net
Amortization of prior service cost	(3)	(3)	Other expense, net
Total expense before income taxes	(10)	(14)
Income tax benefit	3	4	Provision for income taxes
	(7)	(10)
Cash Flow Hedges (a)
Interest rate swap agreements	(111)	(109)	Interest expense
Total expense before income taxes	(111)	(109)
Income tax benefit	27	26	Provision for income taxes
	(84)	(83)
Total Reclassifications	$(91)	$(93)

(a)See Note 8, Derivatives, for additional information.

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
Gains and losses reported within SG&A expenses in the accompanying condensed consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material for the three-month periods ended April 2, 2022 and April 3, 2021.
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		April 2, 2022		January 1, 2022
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(66)	$842	$(44)	$842
2018 Swap Agreement	Other Long-Term Liabilities	$(179)	$15,000	$(550)	$15,000

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$14	$1,200

(a)     See Note 9, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b)     The 2022 notional amounts are indicative of the level of the Company's recurring derivative activity.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the three months ended April 2, 2022:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contract	Total
Unrealized (Loss) Gain, Net of Tax, at January 1, 2022	$(429)	$(33)	$(462)
Loss reclassified to earnings (a)	84	—	84
Gain (loss) recognized in AOCI	209	(16)	193
Unrealized Loss, Net of Tax, at April 2, 2022	$(136)	$(49)	$(185)

(a) See Note 7, Accumulated Other Comprehensive Items, for the income statement classification.

As of April 2, 2022, the Company expects to reclassify losses of $184,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the 2018 Swap Agreement and the maturity date of the forward currency-exchange contract.

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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of April 2, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$14,175	$—	$—	$14,175
Banker's acceptance drafts (a)	$—	$8,147	$—	$8,147
Liabilities:
2018 Swap Agreement	$—	$179	$—	$179
Forward currency-exchange contract	$—	$66	$—	$66

	Fair Value as of January 1, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$13,458	$—	$—	$13,458
Banker's acceptance drafts (a)	$—	$8,049	$—	$8,049
Forward currency-exchange contracts	$—	$14	$—	$14
Liabilities:
2018 Swap Agreement	$—	$550	$—	$550
Forward currency-exchange contracts	$—	$44	$—	$44
(a)Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first three months of 2022. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the 2018 Swap Agreement is based on USD LIBOR yield curves at the reporting date. The forward currency-exchange contracts and the 2018 Swap Agreement are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	April 2, 2022		January 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$229,483	$229,483	$250,267	$250,267
Senior promissory notes	10,000	10,459	10,000	10,947
Other	3,893	3,893	4,331	4,331
	$243,376	$243,835	$264,598	$265,545

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

The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021
Revenue
Flow Control (a)	$85,826	$63,754
Industrial Processing	93,085	69,154
Material Handling (b)	47,569	39,555
	$226,480	$172,463

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	April 2,	April 3,
(In thousands)	2022	2021
Income Before Provision for Income Taxes
Flow Control (a,c)	$21,725	$15,446
Industrial Processing (d)	38,159	11,106
Material Handling (b,e)	5,844	4,169
Corporate (f)	(9,755)	(7,294)
Total operating income	55,973	23,427
Interest expense, net (g)	(1,132)	(1,046)
Other expense, net (g)	(22)	(24)
	$54,819	$22,357

Capital Expenditures
Flow Control	$525	$334
Industrial Processing	1,952	1,804
Material Handling	384	121
Corporate	7	—
	$2,868	$2,259

(a)Includes Clouth's results in 2022, which was acquired between July 19, 2021 and August 10, 2021.
(b)Includes the East Chicago Machine Tool Corporation (Balemaster) results in 2022, which was acquired on August 23, 2021.
(c)Includes acquisition costs of $997,000 in the three months ended April 3, 2021.
(d)Includes a gain on the sale of a facility of $20,190,000 and non-cash charges for the write-off of an indemnification asset of $575,000 and the write-down of machinery and equipment of $182,000 in the three months ended April 2, 2022.
(e)Includes acquisition-related expenses of $717,000 in the three months ended April 2, 2022 and $274,000 in the three months ended April 3, 2021. Acquisition-related expenses include acquisition costs and amortization expense associated with acquired backlog.
(f)Represents general and administrative expenses.
(g)The Company does not allocate interest and other expense, net to its segments.

11.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $8,419,000 at April 2, 2022 and $9,593,000 at January 1, 2022 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully Risk Factors included in Part II, Item 1A, of this report and Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, as filed with the Securities and Exchange Commission (SEC) and as may be further amended and/or restated in subsequent filings with the SEC.

Overview
Company Background
We are a global supplier of technologies and engineered systems that drive Sustainable Industrial Processing. Our products and services play an integral role in enhancing efficiency, optimizing energy utilization, and maximizing productivity in process industries while helping our customers advance their sustainability initiatives with products that reduce waste or generate more yield with fewer inputs, particularly fiber, energy, and water. Producing more while consuming less is a core aspect of Sustainable Industrial Processing and a major element of the strategic focus of our operating segments.
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

Industry and Business Overview
We had record consolidated bookings of $266.1 million in the first quarter of 2022, including bookings of $22.4 million attributable to our acquisitions. See Acquisitions below for further details. Our first quarter of 2022 bookings include record orders for parts and consumables products and continued strong demand for our capital equipment. We ended the first quarter of 2022 with record consolidated backlog of $348.3 million. An overview of our business by segment is as follows:

KADANT INC.

•Flow Control – Our Flow Control segment had record bookings in the first quarter of 2022, increasing 32% compared to first quarter of 2021, including a 17% increase from our acquisition of The Clouth Group of Companies (Clouth). Orders for both parts and consumables products and capital equipment at our existing Flow Control businesses continue to be strong due to growth in the industries we serve.
•Industrial Processing – Our Industrial Processing segment had record bookings for parts and consumables products during the first quarter of 2022 and continued strong demand for capital equipment. Orders for both capital equipment and parts and consumables products at our wood processing business were fueled by an ongoing robust U.S. housing market and high demand for lumber, oriented strand board and plywood, which continues to result in high parts consumption and drives new capital equipment investment by our customers. Maintenance requirements at many of our wood processing customers and high mill operating rates have augmented demand for our parts products. Capital bookings at our stock-preparation business were strong, especially at our operations in China, but lower compared to the record bookings levels in the second and third quarters of 2021. Orders for parts and consumables products for our stock-preparation business increased over the first quarter of 2021 and sequentially to a near record quarter due to a continued improvement in market conditions and further expansion into packaging grades.
•Material Handling – Our Material Handling segment had record bookings in the first quarter of 2022, increasing 42% compared to the first quarter of 2021, including a 23% increase from our acquisition of East Chicago Machine Tool Corporation (Balemaster). Capital bookings at our conveying and vibratory business were more than double the bookings in the first quarter of 2021 due to several large orders. Bookings for baling products at our European operations continue to be bolstered by improved business conditions, including the recovery of recycled commodity prices.

Many of our operations continue to be impacted by labor availability and supply chain constraints, the latter of which resulted in inflationary pressure on material costs, longer lead times, and increased freight costs. Our businesses are alleviating supply chain constraints through various measures, including advance purchases of raw materials to prevent potential manufacturing disruptions and mitigating increased material and freight costs through price adjustments, when possible. We believe that the fundamentals of our business will remain positive, particularly given our high backlog levels, continued strong bookings, and ongoing strength in the markets we serve. Despite this optimism, we expect our operating environment to continue to be challenging as a result of the factors impacting our business discussed above and the uncertainties and risks surrounding the COVID-19 pandemic, including China's zero-COVID policy. For more information related to these challenges, and other factors impacting our business, including recent geopolitical tensions, please see Risk Factors, included in Part II, Item 1A, of this report and Part I, Item 1A, included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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

Global Trade
The United States imposes tariffs on certain imports from China, which has and will continue to increase the cost of some of the equipment that we import. Although we have worked to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Acquisitions
We expect that a significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to pursue acquisition opportunities.

KADANT INC.

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
In the third quarter of 2021, we also acquired Balemaster for $53.5 million, net of cash acquired. Balemaster, which is included in our Material Handling segment, is a leading U.S. manufacturer of horizontal balers and related equipment used primarily for recycling packaging waste at corrugated box plants and large retail and distribution centers. We expect several synergies in connection with this acquisition, including expanding our presence in the secondary material processing sector and creating new opportunities for leveraging our high-performance balers produced in Europe.

Results of Operations

First Quarter 2022 Compared With First Quarter 2021

Revenue
The following table presents the change in revenue by segment between the first quarters of 2022 and 2021, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by segment in the first quarters of 2022 and 2021 was as follows:

							(Non-GAAP)
	Three Months Ended				Currency Translation	Acquisitions	Change in Organic Revenue
(In thousands, except percentages)	April 2, 2022	April 3, 2021	Total Increase	% Change			Increase	% Change
Flow Control	$85,826	$63,754	$22,072	35%	$(1,428)	$12,273	$11,227	18%
Industrial Processing	93,085	69,154	23,931	35%	(1,389)	134	25,186	36%
Material Handling	47,569	39,555	8,014	20%	(1,063)	7,593	1,484	4%
Consolidated Revenue	$226,480	$172,463	$54,017	31%	$(3,880)	$20,000	$37,897	22%

Consolidated revenue increased 31% in the first quarter of 2022, while consolidated organic revenue increased 22%, due to higher demand for parts and consumables products and capital equipment principally at our Industrial Processing and Flow Control segments as described below.
Revenue at our Flow Control segment increased 35% in the first quarter of 2022, while organic revenue increased 18%. Organic revenue increased due to higher demand for our capital equipment led by our European business and for parts and consumables products at substantially all locations resulting from improved market conditions and pent-up demand.
Revenue at our Industrial Processing segment increased 35% in the first quarter of 2022 due to higher demand for both capital equipment and parts and consumables products at our wood processing business. Demand for our wood processing business products was driven by high mill activity resulting in increased capital investment and higher parts consumption. Also contributing to the revenue increase was increased demand for capital equipment at our stock-preparation business at both our Chinese and European operations, offset in part by lower capital equipment revenue at our North American business due to the timing of orders. Revenue for parts and consumables products at our North American stock-preparation business also increased due to improved market conditions and focused sales initiatives.
Revenue at our Material Handling segment increased 20% in the first quarter of 2022, while organic revenue increased 4% due to higher demand for capital equipment at our European baling operation due to improved business conditions. Revenue from our parts and consumables products also increased at our conveying and vibratory business due to strong demand in the aggregate and food and packaging industries.

KADANT INC.

Gross Profit Margin
Gross profit margin by segment in the first quarters of 2022 and 2021 was as follows:

	Three Months Ended		Basis Point Change
	April 2, 2022	April 3, 2021
Flow Control	52.4%	53.3%	(90)	bps
Industrial Processing	38.6%	40.5%	(190)	bps
Material Handling	36.4%	34.7%	170	bps
Consolidated Gross Profit Margin	43.4%	43.9%	(50)	bps
Consolidated gross profit margin decreased to 43.4% in the first quarter of 2022 compared with 43.9% in the first quarter of 2021 due to a lower proportion of higher-margin parts and consumables revenue partially offset by a higher overall gross margin profile from our acquisitions.
Within our operating segments, gross profit margin:
•Decreased to 52.4% from 53.3% at our Flow Control segment principally due to a lower gross profit margin profile from our recently acquired Clouth business.
•Decreased to 38.6% from 40.5% at our Industrial Processing segment due to the impact of lower-margin capital equipment revenue at our Chinese stock-preparation business and the inclusion of $0.3 million for benefits received from government employee retention assistance programs, which increased gross profit margin in the 2021 period by 0.4 percentage points.
•Increased to 36.4% from 34.7% at our Material Handling segment primarily due to a higher gross profit margin profile from our recently acquired Balemaster business.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the first quarters of 2022 and 2021 were as follows:

	Three Months Ended
(In thousands, except percentages)	April 2, 2022	% of Revenue	April 3, 2021	% of Revenue	Increase	% Change
Flow Control	$22,084	26%	$17,505	28%	$4,579	26%
Industrial Processing	16,369	18%	15,689	23%	680	4%
Material Handling	11,004	23%	9,060	23%	1,944	21%
Corporate	9,711	N/A	7,177	N/A	2,534	35%
Consolidated SG&A Expenses	$59,168	26%	$49,431	29%	$9,737	20%

Consolidated SG&A expenses as a percentage of revenue decreased to 26% in the first quarter of 2022 compared with 29% in the first quarter of 2021 primarily due to higher revenue. Consolidated SG&A expenses increased $9.7 million due to the inclusion of $6.1 million of SG&A expenses from acquisitions, increased compensation expense associated with existing and new personnel, and increased selling-related costs associated with improved business conditions. These increases were offset by a $0.9 million favorable effect of foreign currency translation.
Within our operating segments, SG&A expenses:
•Increased $4.6 million at our Flow Control segment principally due to the inclusion of $4.3 million of SG&A expenses from Clouth and increased selling-related costs.
•Increased $0.7 million at our Industrial Processing segment principally due to a $0.6 million reversal of an indemnification asset related to the release of tax reserves associated with uncertain tax positions.
•Increased $1.9 million at our Material Handling segment principally due to the inclusion of $1.7 million of SG&A expenses from Balemaster, $0.4 million of incremental acquisition-related costs, and increased selling-related costs.
•Increased $2.5 million at Corporate primarily due to increased incentive compensation as a result of our improved financial performance.

KADANT INC.

Gain on Sale and Other Expense, Net
We entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights at one of our subsidiaries in China for $25.2 million. The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, we recognized a gain on the sale of these assets of $20.2 million, or $15.1 million, net of deferred taxes of $5.1 million, in the first quarter of 2022. A $16.1 million receivable was recognized for the present value of the remaining amount of the sale proceeds, which is due the earlier of when the government sells the property or within two years from the effective date of the agreements. Our subsidiary, which is part of our Industrial Processing segment, will continue to occupy its current facility until construction of its new facility is complete.
In the first quarter of 2022, we recognized an impairment charge of $0.2 million related to the write-down of certain fixed assets that will not be moved to the new facility.

Interest Expense
Interest expense increased to $1.2 million in the first quarter of 2022 from $1.1 million in the first quarter of 2021.

Provision for Income Taxes
Our provision for income taxes increased to $13.4 million in the first quarter of 2022 from $5.6 million in the first quarter of 2021. The effective tax rate of 24% in the first quarter of 2022 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements and the reversal of tax reserves associated with uncertain tax positions. The effective tax rate of 25% in the first quarter of 2021 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, and tax expense associated with GILTI provisions. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income increased to $41.4 million in the first quarter of 2022 from $16.8 million in the first quarter of 2021 primarily due to a $32.5 million increase in operating income, offset in part by a $7.8 million increase in provision for income taxes (see discussions above for further details).

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
We use organic revenue in order to understand our trends and to forecast and evaluate our financial performance and compare revenue to prior periods (see discussion in Revenue above). Adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin exclude impairment costs, acquisition costs, amortization expense related to acquired profit in inventory and backlog, and certain gains or losses. These items are excluded as they are not indicative of our core operating results and are not comparable to other periods, which have differing levels of incremental costs, expenditures or income, or none at all. Additionally, we use free cash flow in order to provide insight on our ability to generate cash for acquisitions and debt repayments, as well as for other investing and financing activities.
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

KADANT INC.

associated with their use as compared to the most directly comparable GAAP measures, in that they may be different from, and therefore not comparable to, similar measures used by other companies.
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin is as follows:

	Three Months Ended
(In thousands, except percentages)	April 2, 2022	April 3, 2021
Net Income Attributable to Kadant	$41,192	$16,561
Net Income Attributable to Noncontrolling Interest	249	235
Provision for Income Taxes	13,378	5,561
Interest Expense, Net	1,132	1,046
Other Expense, Net	22	24
Operating Income	55,973	23,427
Gain on Sale of Assets (a)	(20,190)	—
Acquisition Costs	76	1,298
Indemnification Asset Reversal (b)	575	—
Impairment Costs	182	—
Acquired Backlog Amortization (c)	703	60
Acquired Profit in Inventory Amortization (d)	(218)	—
Adjusted Operating Income (non-GAAP measure)	37,101	24,785
Depreciation and Amortization	8,742	7,626
Adjusted EBITDA (non-GAAP measure)	$45,843	$32,411
Adjusted EBITDA Margin (non-GAAP measure)	20.2%	18.8%

(a) Represents a gain on the sale of a facility in China in our Industrial Processing segment pursuant to a relocation plan.
(b) Represents an indemnification asset reversal related to the release of tax reserves associated with uncertain tax positions.
(c) Represents intangible amortization expense associated with acquired backlog.
(d) Represents income within cost of revenue associated with amortization of acquired profit in inventory.

A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Cash Provided by Operating Activities	$23,768	$19,092
Less: Capital Expenditures	(2,868)	(2,259)
Free Cash Flow (non-GAAP measure)	$20,900	$16,833

Liquidity and Capital Resources

Consolidated working capital was $174.7 million at April 2, 2022, compared with $162.4 million at January 1, 2022. Cash and cash equivalents were $86.2 million at April 2, 2022, compared with $91.2 million at January 1, 2022, which included cash and cash equivalents held by our foreign subsidiaries of $81.9 million at April 2, 2022 and $83.8 million at January 1, 2022.

KADANT INC.

Cash Flows
Cash flow information in the first three months of 2022 and 2021 was as follows:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Net Cash Provided by Operating Activities	$23,768	$19,092
Net Cash Used in Investing Activities	(1,291)	(2,352)
Net Cash Used in Financing Activities	(27,003)	(15,582)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(664)	(1,090)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(5,190)	$68

Operating Activities
Cash provided by operating activities increased to $23.8 million in the first quarter of 2022 from $19.1 million in the first quarter of 2021. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations.
Cash provided by income in the first quarter of 2022 was offset in part by investments in working capital. Increases in accounts receivable and inventory used cash of $18.5 million primarily to support our revenue growth. An increase in accounts payable related to raw material purchases and customer deposits provided cash of $12.2 million. Changes in other liabilities used cash of $10.1 million primarily related to incentive compensation payments in the first quarter of 2022.
Cash provided by income in the first quarter of 2021 was offset in part by investments in working capital. Increases in accounts receivable and inventory used cash of $20.6 million primarily to support increased order activity. An increase in accounts payable related to raw material purchases and customer deposits provided cash of $16.5 million in the first quarter of 2021.

Investing Activities
Cash used in investing activities was $1.3 million in the first quarter of 2022, compared with $2.4 million in the first quarter of 2021. Capital expenditures of $2.9 million in the first quarter of 2022 were partially offset by proceeds received from the sale of assets of $1.6 million, compared with capital expenditures of $2.3 million in the first quarter of 2021.

Financing Activities
Cash used in financing activities was $27.0 million in the first quarter of 2022, compared with $15.6 million in the first quarter of 2021. Repayment of short- and long-term obligations was $35.1 million in the first quarter of 2022, partially offset by borrowings under our revolving credit facility of $15.5 million. Repayment of short- and long-term obligations was $19.6 million in the first quarter of 2021, partially offset by borrowings under our revolving credit facility of $10.1 million. In addition, taxes paid related to the vesting of equity awards was $4.6 million in the first quarter of 2022 compared to $3.4 million in the first quarter of 2021.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $0.7 million reduction in cash, cash equivalents, and restricted cash in the first quarter of 2022 was primarily attributable to the strengthening of the U.S. dollar against the euro.

Borrowing Capacity and Debt Obligations
We entered into an unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). As of April 2, 2022, the outstanding balance under the Credit Agreement was
$229.5 million, which included $78.5 million of euro-denominated borrowings. As of April 2, 2022, we have a borrowing capacity available under the Credit Agreement of $170 million in addition to a $150 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75, or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.00. As of April 2, 2022, our leverage ratio was 1.16 and we were in compliance with our debt covenants. We expect to renew our Credit Agreement prior to its maturity date of December 14, 2023. See Note 5, Short- and Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

KADANT INC.

Additional Liquidity and Capital Resources
On May 20, 2021, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 20, 2021 to May 20, 2022. We have not repurchased any shares of our common stock under this authorization.
We paid cash dividends of $2.9 million in the first quarter of 2022. On March 9, 2022, we declared a quarterly cash dividend of $0.26 per share totaling $3.0 million that was paid on May 11, 2022. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.
We plan to make expenditures of approximately $15 million during the remainder of 2022 for property, plant, and equipment. In addition, one of our Chinese subsidiaries will be building a new manufacturing facility and relocating over the next two years. Capital expenditures for the new facility are estimated to be approximately $20 million, of which an estimated $12 million will be incurred in 2022. The cost of the new facility will be offset by the proceeds received from the sale of our existing facility. See Note 2, Gain on Sale and Other Expense, Net, in the accompanying condensed consolidated financial statements for additional information regarding the relocation of our Chinese manufacturing facility.
As of April 2, 2022, we had approximately $218.7 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $165.7 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first quarter of 2022, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $3.2 million.
In the future, our liquidity position will be affected by cash flows from operations, cash paid to service our debt obligations, acquisitions, capital projects, dividends, and stock repurchases. We believe that existing cash and cash equivalents, along with cash generated from operations, our existing borrowing capacity and continued access to debt markets, will be sufficient to meet the capital requirements of our operations for the next 12 months and foreseeable future.

Contractual Obligations and Other Commercial Commitments
There have been no material changes to our contractual obligations and other commercial commitments during the first quarter of 2022 compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Application of Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management evaluates its estimates on an ongoing basis based on historical experience, current economic and market conditions, and other assumptions management believes are reasonable. We believe that our most critical accounting policies which are significant to our consolidated financial statements, and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Estimates" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022. There have been no material changes to these critical accounting policies since the end of fiscal 2021 that warrant disclosure.

Recent Accounting Pronouncements
See Note 1, under the headings Recent Accounting Pronouncements Not Yet Adopted, in the accompanying condensed consolidated financial statements for details.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

KADANT INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2022. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of April 2, 2022, our Chief Executive Officer and Chief Financial Officer concluded that as of April 2, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors
In addition to the revised risk factors below regarding "We have significant international sales and operations and face risks related to health epidemics and pandemics, including the COVID-19 pandemic, which has and continues to present challenges to our business and results of operations" and “Operating globally subjects us to changes in government regulations and policies in multiple jurisdictions around the world, including those related to tariffs and trade barriers, taxation, exchange controls and political risks,” careful consideration should be given to the risk factors disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which could materially affect our business, financial condition or future results, in addition to the information set forth in this Quarterly Report on Form 10-Q.
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
The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and initially created significant disruption of the financial markets. The COVID-19 pandemic has adversely affected, and may adversely affect in the future, our business and results of operations, as government authorities have imposed, and may in the future impose, temporary mandatory closures of our facilities, travel restrictions, work-from-home orders, vaccine or testing mandates and social distancing protocols and other restrictions that have impacted our ability to adequately staff and maintain our operations at normal levels. China’s zero-COVID strategy heightens the risk that our facilities in China may be closed by government authorities as a result of any COVID cases in a particular facility. Additionally, our financial results have been adversely impacted and may be adversely impacted in the future by decreased levels of bookings, customer-requested delays on certain capital projects and service work, customer downtime and shutdowns, and visitation restrictions at many customer facilities, all of which have affected and may adversely affect in the future our ability to recognize revenue for sales of our products and services. We may also incur future costs related to COVID-19, such as increased employee benefit costs if a significant number

KADANT INC.

of our employees contract COVID-19 and require hospitalization or other costly medical treatment, or expenses related to repeated cleaning and sanitizing of our facilities, which may also adversely affect our financial results. In March 2020, we experienced a significant decrease in market capitalization due to a decline in our stock price, and the overall U.S. stock market also declined significantly amid market volatility driven by the uncertainty surrounding the outbreak of COVID-19. The future impact of the COVID-19 pandemic could include further disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
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
The United States has tightened trade sanctions targeting countries like China and Russia. For example, since 2018 the United States has imposed various trade and economic sanctions targeting certain persons in Russia and certain types of business with Russia. The United States has continued to expand export control restrictions applicable to certain Chinese firms and continued its assessment of new controls for “emerging foundational technologies,” escalating U.S.-China tension concerning technology. In response, Russia and China have begun considering and, in some cases, implementing trade

KADANT INC.

sanctions that could affect U.S.-owned businesses. The imposition of trade sanctions may make it generally more difficult to do business in Russia and China and cause delays or prevent shipment of products or services performed by our personnel, or to receive payment for products or services.
Additionally, the military conflict between Russia and Ukraine and the global response to it could adversely impact our revenues, gross margins and financial results. The United States, the European Union, and many other countries have imposed sanctions on Russia, individuals in Russia and Russian businesses, including several large banks. In 2021, our sales to Russia were $10.7 million, or 1% of our revenue. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty has and could continue to have in the future a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from these new challenges. To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransomware attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including any fuel surcharges in response to rising fuel costs; our ability to implement and execute our business strategy; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Such restrictions could have a material adverse impact on our business and operating results going forward.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

10.1*
Cash Incentive Plan of the Registrant, Amended and Restated as of March 9, 2022 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 001-11406] and incorporated in this document by reference).

10.2*	Summary of Non-employee Director Compensation of the Registrant.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Indicates management contract or compensatory plan or arrangement.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: May 11, 2022	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)