Form 10-Q
period 2022-07-02
KADANT INC
filed 2022-08-10
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 29, 2022, the registrant had 11,662,000 shares of common stock outstanding.

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended July 2, 2022

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	July 2, 2022	January 1, 2022
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$76,540	$91,186
Restricted cash (Note 1)	1,486	2,975
Accounts receivable, net of allowances of $2,980 and $2,735	124,704	117,209
Inventories	156,426	134,356
Contract assets	11,861	8,626
Other current assets	22,975	29,530
Total Current Assets	393,992	383,882
Property, Plant, and Equipment, net of accumulated depreciation of $116,612 and $114,032	105,919	107,989
Other Assets	56,666	44,111
Intangible Assets, Net	183,317	199,343
Goodwill	384,109	396,887
Total Assets	$1,124,003	$1,132,212

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 5)	$4,543	$5,356
Accounts payable	55,924	59,250
Accrued payroll and employee benefits	31,688	37,203
Customer deposits	66,088	59,262
Advanced billings	11,663	11,894
Other current liabilities	43,065	48,532
Total Current Liabilities	212,971	221,497
Long-Term Obligations (Note 5)	223,769	264,158
Long-Term Deferred Income Taxes	36,919	34,944
Other Long-Term Liabilities	44,180	45,997

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	114,825	115,888
Retained earnings	613,146	551,848
Treasury stock at cost, 2,962,186 and 3,003,419 shares	(72,586)	(73,596)
Accumulated other comprehensive items (Note 7)	(51,379)	(30,350)
Total Kadant Stockholders' Equity	604,152	563,936
Noncontrolling interest	2,012	1,680
Total Stockholders' Equity	606,164	565,616
Total Liabilities and Stockholders' Equity	$1,124,003	$1,132,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
(In thousands, except per share amounts)
Revenue (Notes 1 and 10)	$221,649	$195,811	$448,129	$368,274

Costs and Operating Expenses:
Cost of revenue	125,611	110,493	253,880	207,241
Selling, general, and administrative expenses	55,319	49,267	114,487	98,698
Research and development expenses	3,251	3,041	6,329	5,898
Gain on sale and other expense, net (Note 2)	—	—	(20,008)	—
	184,181	162,801	354,688	311,837
Operating Income	37,468	33,010	93,441	56,437
Interest Income	277	56	379	121
Interest Expense	(1,366)	(1,066)	(2,600)	(2,177)
Other Expense, Net	(19)	(24)	(41)	(48)
Income Before Provision for Income Taxes	36,360	31,976	91,179	54,333
Provision for Income Taxes (Note 4)	9,951	8,949	23,329	14,510
Net Income	26,409	23,027	67,850	39,823
Net Income Attributable to Noncontrolling Interest	(239)	(163)	(488)	(398)
Net Income Attributable to Kadant	$26,170	$22,864	$67,362	$39,425

Earnings per Share Attributable to Kadant (Note 3)
Basic	$2.24	$1.97	$5.78	$3.41
Diluted	$2.24	$1.96	$5.77	$3.39

Weighted Average Shares (Note 3)
Basic	11,660	11,579	11,645	11,566
Diluted	11,689	11,650	11,672	11,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
(In thousands)
Net Income	$26,409	$23,027	$67,850	$39,823
Other Comprehensive Items:
Foreign currency translation adjustment	(19,364)	4,089	(21,648)	(661)
Post-retirement liability adjustments, net (net of tax provision of $11, $2, $13 and $12)	31	5	40	33
Deferred gain on cash flow hedges (net of tax provision of $46, $21, $114 and $40)	146	65	423	178
Other comprehensive items	(19,187)	4,159	(21,185)	(450)
Comprehensive Income	7,222	27,186	46,665	39,373
Comprehensive Income Attributable to Noncontrolling Interest	(129)	(171)	(332)	(345)
Comprehensive Income Attributable to Kadant	$7,093	$27,015	$46,333	$39,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
(In thousands)
Operating Activities
Net income attributable to Kadant	$67,362	$39,425
Net income attributable to noncontrolling interest	488	398
Net income	67,850	39,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,931	15,402
Stock-based compensation expense	4,536	4,026
Provision for losses (benefit) on accounts receivable	433	(241)
Gain on the sale of assets (Note 2)	(20,190)	—
Noncash impairment costs (Note 2)	182	—
Other items, net	6,964	1,752
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,336)	(15,321)
Unbilled revenue	(3,694)	1,005
Inventories	(26,816)	(7,312)
Other assets	686	(3,209)
Accounts payable	(287)	12,904
Customer deposits	9,329	11,112
Other liabilities	(2,023)	3,537
Net cash provided by operating activities	42,565	63,478

Investing Activities
Acquisitions, net of cash acquired	(62)	(159)
Purchases of property, plant, and equipment	(9,815)	(4,318)
Proceeds from sale of property, plant, and equipment	1,942	71
Other	41	537
Net cash used in investing activities	(7,894)	(3,869)

Financing Activities
Repayment of short- and long-term obligations	(51,379)	(47,138)
Proceeds from issuance of short- and long-term obligations	16,516	88,888
Tax withholding payments related to stock-based compensation	(4,589)	(3,388)
Dividends paid	(5,936)	(5,664)
Net cash (used in) provided by financing activities	(45,388)	32,698

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(5,418)	(803)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(16,135)	91,504
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	94,161	66,640
Cash, Cash Equivalents, and Restricted Cash at End of Period	$78,026	$158,144

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended July 2, 2022
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at April 2, 2022	14,624,159	$146	$112,651	$590,009	2,964,786	$(72,649)	$(32,302)	$1,883	$599,738
Net income	—	—	—	26,170	—	—	—	239	26,409
Dividend declared – Common Stock, $0.26 per share	—	—	—	(3,033)	—	—	—	—	(3,033)
Activity under stock plans	—	—	2,174	—	(2,600)	63	—	—	2,237
Other comprehensive items	—	—	—	—	—	—	(19,077)	(110)	(19,187)
Balance at July 2, 2022	14,624,159	$146	$114,825	$613,146	2,962,186	$(72,586)	$(51,379)	$2,012	$606,164

	Six Months Ended July 2, 2022
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 1, 2022	14,624,159	$146	$115,888	$551,848	3,003,419	$(73,596)	$(30,350)	$1,680	$565,616
Net income	—	—	—	67,362	—	—	—	488	67,850
Dividends declared – Common Stock, $0.52 per share	—	—	—	(6,064)	—	—	—	—	(6,064)
Activity under stock plans	—	—	(1,063)	—	(41,233)	1,010	—	—	(53)
Other comprehensive items	—	—	—	—	—	—	(21,029)	(156)	(21,185)
Balance at July 2, 2022	14,624,159	$146	$114,825	$613,146	2,962,186	$(72,586)	$(51,379)	$2,012	$606,164

	Three Months Ended July 3, 2021
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at April 3, 2021	14,624,159	$146	$108,064	$493,067	3,046,379	$(74,649)	$(24,040)	$1,720	$504,308
Net income	—	—	—	22,864	—	—	—	163	23,027
Dividend declared – Common Stock, $0.25 per share	—	—	—	(2,895)	—	—	—	—	(2,895)
Activity under stock plans	—	—	2,465	—	(2,525)	62	—	—	2,527
Other comprehensive items	—	—	—	—	—	—	4,151	8	4,159
Balance at July 3, 2021	14,624,159	$146	$110,529	$513,036	3,043,854	$(74,587)	$(19,889)	$1,891	$531,126

	Six Months Ended July 3, 2021
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 2, 2021	14,624,159	$146	$110,824	$479,400	3,081,919	$(75,519)	$(19,492)	$1,546	$496,905
Net income	—	—	—	39,425	—	—	—	398	39,823
Dividends declared – Common Stock, $0.50 per share	—	—	—	(5,789)	—	—	—	—	(5,789)
Activity under stock plans	—	—	(295)	—	(38,065)	932	—	—	637
Other comprehensive items	—	—	—	—	—	—	(397)	(53)	(450)
Balance at July 3, 2021	14,624,159	$146	$110,529	$513,036	3,043,854	$(74,587)	$(19,889)	$1,891	$531,126

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at July 2, 2022, its results of operations, comprehensive income, and stockholders' equity for the three- and six-month periods ended July 2, 2022 and July 3, 2021 and its cash flows for the six-month periods ended July 2, 2022 and July 3, 2021. Interim results are not necessarily indicative of results for a full year or for any other interim period.
The condensed consolidated balance sheet presented as of January 1, 2022 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the Annual Report). The condensed consolidated financial statements and related notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report.

Financial Statement Presentation
Certain reclassifications have been made to prior periods to conform with the current period presentation. Specifically, the Company reclassified the change in customer deposits within operating activities from other liabilities to a separate line item and the changes in long-term assets and liabilities from other items, net to other assets and other liabilities, respectively, in the Condensed Consolidated Statement of Cash Flows.

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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the six months ended July 2, 2022.

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Cash Paid for Interest	$2,408	$1,968
Cash Paid for Income Taxes, Net of Refunds	$19,167	$12,475

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Non-Cash Investing Activities:
Fair value of assets acquired	$(1,568)	$197
Cash paid for acquired businesses	(62)	(159)
Liabilities Assumed of Acquired Businesses	$(1,630)	$38

Purchases of property, plant, and equipment in accounts payable	$26	$169

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$5,040	$3,628
Dividends declared but unpaid	$3,033	$2,895

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	July 2, 2022	July 3, 2021	January 1, 2022	January 2, 2021
Cash and cash equivalents	$76,540	$73,436	$91,186	$65,682
Restricted cash	1,486	84,708	2,975	958
Total Cash, Cash Equivalents, and Restricted Cash	$78,026	$158,144	$94,161	$66,640

Inventories
The components of inventories are as follows:

	July 2, 2022	January 1, 2022
(In thousands)
Raw Materials	$64,717	$59,177
Work in Process	37,978	29,448
Finished Goods	53,731	45,731
	$156,426	$134,356

Intangible Assets, Net
Gross intangible assets were $340,947,000 at July 2, 2022 and January 1, 2022. Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Accumulated amortization was $146,117,000 at July 2, 2022 and $135,327,000 at January 1, 2022.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at January 1, 2022
Gross balance	$123,589	$214,982	$143,825	$482,396
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	123,589	129,473	143,825	396,887
2022 Activity
Acquisitions (a)	(33)	—	(502)	(535)
Currency translation	(5,905)	(3,271)	(3,067)	(12,243)
Total 2022 activity	(5,938)	(3,271)	(3,569)	(12,778)
Balance at July 2, 2022
Gross balance	117,651	211,711	140,256	469,618
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	$117,651	$126,202	$140,256	$384,109
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
The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet.
The changes in the carrying amount of product warranty obligations are as follows:

	Six Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Balance at Beginning of Year	$7,298	$7,064
Provision charged to expense	2,657	2,709
Usage	(2,548)	(2,255)
Currency translation	(429)	(74)
Balance at End of Period	$6,978	$7,444

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents revenue by revenue recognition method:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2022	2021	2022	2021
Point in Time	$198,249	$175,479	$401,560	$329,896
Over Time	23,400	20,332	46,569	38,378
	$221,649	$195,811	$448,129	$368,274

The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2022	2021	2022	2021
Revenue by Product Type:
Parts and consumables	$145,680	$124,975	$291,924	$243,082
Capital	75,969	70,836	156,205	125,192
	$221,649	$195,811	$448,129	$368,274
Revenue by Geography (based on customer location):
North America	$123,964	$106,767	248,300	201,859
Europe	52,249	55,827	110,615	100,468
Asia	30,851	24,729	62,838	46,542
Rest of world	14,585	8,488	26,376	19,405
	$221,649	$195,811	$448,129	$368,274

See Note 10, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

	July 2, 2022	January 1, 2022
(In thousands)
Contract Assets	$11,861	$8,626
Contract Liabilities	$82,408	$77,004

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
The Company recognized revenue of $13,424,000 in the second quarter of 2022 and $10,070,000 in the second quarter of 2021, $47,901,000 in the first six months of 2022 and $27,210,000 in the first six months of 2021 that was included in the contract liabilities balance at the beginning of 2022 and 2021, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require long lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of July 2, 2022 was $61,659,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 52% of which is expected to occur within the next twelve months and the remaining 48% after the second quarter of 2023.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $7,107,000 at July 2, 2022 and $8,049,000 at January 1, 2022, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of reference rates, such as the London Interbank Offered Rate (LIBOR), if certain criteria are met. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. The guidance in this ASU is applicable to the Company's existing contracts and hedging relationships that reference LIBOR and may be adopted prospectively through December 31, 2022. The Company does not expect that the adoption of this ASU will have an impact on its consolidated financial statements.
Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued ASU No. 2021-08, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU will generally result in the Company recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. This new guidance is effective on a prospective basis in fiscal 2023, with early adoption permitted. The impact of the adoption of this ASU on the Company’s consolidated financial statements will be dependent on the contract assets and liabilities acquired in future business combinations.

2.    Gain on Sale and Other Expense, Net
The Company entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights of one of its subsidiaries in China for approximately $25,159,000. This subsidiary, which is part of the stock-preparation product line within the Company's Industrial Processing segment, will continue to occupy its current facility until construction of a new facility is complete. The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, the Company recognized a gain on the sale of these assets of $20,190,000, or $15,143,000, net of deferred taxes of $5,047,000, in the first quarter of 2022. A receivable of $16,082,000 was recognized for the present value of the remaining amount of the sale proceeds, which is due the earlier of when the government sells the property or within two years from the effective date of the agreements. The amount of the receivable recorded at July 2, 2022 was $15,398,000. This receivable is included in other assets in the accompanying condensed consolidated balance sheet.
In addition, the Company recognized an impairment charge of $182,000 in the first quarter of 2022 associated with the write-down of certain fixed assets that will not be moved to the new facility.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
(In thousands, except per share amounts)
Net Income Attributable to Kadant	$26,170	$22,864	$67,362	$39,425

Basic Weighted Average Shares	11,660	11,579	11,645	11,566
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	29	71	27	65
Diluted Weighted Average Shares	11,689	11,650	11,672	11,631

Basic Earnings per Share	$2.24	$1.97	$5.78	$3.41

Diluted Earnings per Share	$2.24	$1.96	$5.77	$3.39

The effect of outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 8,000 shares in the second quarter of 2022 and 9,000 shares in the second quarter of 2021, 13,000 shares in the first six months of 2022 and 27,000 in the first six months of 2021 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $23,329,000 in the first six months of 2022 and $14,510,000 in the first six months of 2021. The effective tax rates of 26% and 27% in the first six months of 2022 and 2021, respectively, were higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, nondeductible expenses, and state taxes, and for the first six months of 2021, tax expense associated with the Global Intangible Low-Taxed Income provisions. For the first six months of 2022 and 2021, these increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.

5.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	July 2, 2022	January 1, 2022
(In thousands)
Revolving Credit Facility, due 2023	$210,450	$250,267
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2022 to 2026	1,569	1,610
Other Borrowings, due 2022 to 2028	6,293	7,637
Total	228,312	269,514
Less: Short-term Obligations and Current Maturities of Long-Term Obligations	(4,543)	(5,356)
Long-Term Obligations	$223,769	$264,158

See Note 9, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
The Company entered into an unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement), which matures on December 14, 2023. Pursuant to the Credit Agreement, the Company has a borrowing capacity of $400,000,000, with an uncommitted, unsecured incremental borrowing facility of $150,000,000. Interest on borrowings outstanding accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, as defined, plus an applicable margin of 0% to 1.25%, or (ii) Eurocurrency Rate,

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

CDOR Rate and RFR (with a zero percent floor), as applicable and as defined, plus an applicable margin of 1% to 2.25%. The margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $30,000,000 and certain debt obligations, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement.
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
As of July 2, 2022, the outstanding balance under the Credit Agreement was $210,450,000, which included $70,450,000 of euro-denominated borrowings. As of July 2, 2022, the Company had $189,004,000 of borrowing capacity available under its Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 2.49% as of July 2, 2022.
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

Debt Compliance
As of July 2, 2022, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for vehicles.

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other current assets in the accompanying condensed consolidated balance sheet, was $1,414,000 at July 2, 2022. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,387,000 at the end of the lease term in August 2022, In the second quarter of 2022, the Company exercised its purchase option and issued a notice of intent to the landlord to purchase the facility. As of July 2, 2022, $2,920,000 was outstanding under this obligation.
Other borrowings also include $804,000 of short-term obligations and $2,563,000 of debt obligations outstanding at July 2, 2022 assumed in the acquisition of The Clouth Group of Companies (Clouth), which mature on various dates ranging from 2022 through 2028.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,276,000 in the second quarter of 2022 and $2,527,000 in the second quarter of 2021, $4,536,000 in the first six months of 2022, and $3,516,000 in the first six months of 2021 within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $10,331,000 at July 2, 2022, which will be recognized over a weighted average period of 1.8 years.
In May 2022, the Company granted an aggregate of 5,175 RSUs to its non-employee directors with a grant date fair value of $935,000. Of these 5,175 RSUs, 4,705 were granted to its incumbent non-employee directors with the remaining 470 RSUs granted to the Company's new non-employee director who became a director effective as of May 1, 2022. For the incumbent non-employee directors, half of these RSUs vested on June 1, 2022 with the remaining RSUs to vest ratably on the last day of the third and fourth fiscal quarters of 2022. For the new non-employee director, half of the RSUs will vest on the last day of the third fiscal quarter and the other half on the last day of the fourth fiscal quarter of 2022.

7.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at January 1, 2022	$(29,096)	$(792)	$(462)	$(30,350)
Other comprehensive items before reclassifications	(21,492)	27	276	(21,189)
Reclassifications from AOCI	—	13	147	160
Net current period other comprehensive items	(21,492)	40	423	(21,029)
Balance at July 2, 2022	$(50,588)	$(752)	$(39)	$(51,379)
Amounts reclassified from AOCI are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	Statement of Income Line Item
Post-retirement Benefit Plans
Recognized net actuarial loss	$(6)	$(11)	$(13)	$(22)	Other expense, net
Amortization of prior service cost	(2)	(3)	(5)	(6)	Other expense, net
Total expense before income taxes	(8)	(14)	(18)	(28)
Income tax benefit	2	4	5	8	Provision for income taxes
	(6)	(10)	(13)	(20)
Cash Flow Hedges (a)
Interest rate swap agreements	(83)	(113)	(194)	(222)	Interest expense
Income tax benefit	20	27	47	53	Provision for income taxes
	(63)	(86)	(147)	(169)
Total Reclassifications	$(69)	$(96)	$(160)	$(189)
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
Gains and losses reported within SG&A expenses in the accompanying condensed consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material for the three- and six-month periods ended July 2, 2022 and July 3, 2021.
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		July 2, 2022		January 1, 2022
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivative in an Asset Position:
2018 Swap Agreement	Other Current Assets	$3	$15,000	$—	$—
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(56)	$430	$(44)	$842
2018 Swap Agreement	Other Long-Term Liabilities	$—	$—	$(550)	$15,000

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$14	$1,200
Derivative in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(2)	$189	$—	$—
(a)     See Note 9, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b)     The 2022 notional amounts are indicative of the level of the Company's recurring derivative activity.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the six months ended July 2, 2022:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contract	Total
Unrealized Loss, Net of Tax, at January 1, 2022	$(429)	$(33)	$(462)
Loss reclassified to earnings (a)	147	—	147
Gain (loss) recognized in AOCI	284	(8)	276
Unrealized Gain (Loss), Net of Tax, at July 2, 2022	$2	$(41)	$(39)

(a) See Note 7, Accumulated Other Comprehensive Items, for the income statement classification.

As of July 2, 2022, the Company expects to reclassify losses of $39,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the 2018 Swap Agreement and the maturity date of the forward currency-exchange contract.

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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of July 2, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$15,729	$—	$—	$15,729
Banker's acceptance drafts (a)	$—	$7,107	$—	$7,107
2018 Swap Agreement	$—	$3	$—	$3
Liabilities:
Forward currency-exchange contracts (b)	$—	$58	$—	$58

	Fair Value as of January 1, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$13,458	$—	$—	$13,458
Banker's acceptance drafts (a)	$—	$8,049	$—	$8,049
Forward currency-exchange contracts	$—	$14	$—	$14
Liabilities:
2018 Swap Agreement	$—	$550	$—	$550
Forward currency-exchange contract	$—	$44	$—	$44

(a)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(b)Includes derivatives designated as hedging instruments of $56,000 and derivatives not designated as hedging instruments of $2,000.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2022. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the 2018 Swap Agreement is based on USD LIBOR yield curves at the reporting date. The forward currency-exchange contracts and the 2018 Swap Agreement are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	July 2, 2022		January 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$210,450	$210,450	$250,267	$250,267
Senior promissory notes	10,000	10,023	10,000	10,947
Other	3,367	3,367	4,331	4,331
	$223,817	$223,840	$264,598	$265,545

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2022	2021	2022	2021
Revenue
Flow Control (a)	$85,220	$70,762	$171,046	$134,516
Industrial Processing	84,402	82,681	177,487	151,835
Material Handling (b)	52,027	42,368	99,596	81,923
	$221,649	$195,811	$448,129	$368,274

Income Before Provision for Income Taxes
Flow Control (a,c)	$22,707	$19,324	$44,432	$34,770
Industrial Processing (d,f)	15,285	17,248	53,444	28,354
Material Handling (b,e,f)	8,701	5,281	14,545	9,450
Corporate (g,f)	(9,225)	(8,843)	(18,980)	(16,137)
Total operating income	37,468	33,010	93,441	56,437
Interest expense, net (h)	(1,089)	(1,010)	(2,221)	(2,056)
Other expense, net (h)	(19)	(24)	(41)	(48)
	$36,360	$31,976	$91,179	$54,333

Capital Expenditures
Flow Control	$1,031	$368	$1,556	$702
Industrial Processing (i)	5,073	1,191	7,025	2,995
Material Handling	843	495	1,227	616
Corporate	—	5	7	5
	$6,947	$2,059	$9,815	$4,318

(a)Includes results in 2022 from Clouth, which was acquired between July 19, 2021 and August 10, 2021.
(b)Includes results in 2022 from the East Chicago Machine Tool Corporation (Balemaster), which was acquired on August 23, 2021.
(c)Includes acquisition costs of $62,000 in the six months ended July 2, 2022 and $239,000 and $1,236,000 in the three and six months ended July 3, 2021, respectively.
(d)Includes a gain on the sale of a facility of $20,190,000, non-cash charges for the write-off of an indemnification asset of $575,000, and the write-down of machinery and equipment of $182,000 in the six months ended July 2, 2022. Includes acquisition-related expenses of $53,000 and $140,000 in the three and six months ended July 3, 2021, respectively. Acquisition-related expenses include acquisition costs and amortization expense associated with acquired backlog.
(e)Includes acquisition-related expenses of $717,000 in the six months ended July 2, 2022 and $338,000 and $612,000 in the three and six months ended July 3, 2021, respectively.
(f)Includes a reclassification of acquisition costs from Corporate to the Industrial Processing and Material Handling segments in the three and six months ended July 3, 2021. The results in the three months ended July 3, 2021, include a decrease in operating loss for Corporate of $364,000 and a decrease in operating income of $53,000 and $311,000 for the Industrial Processing and Material Handling segments, respectively, and a decrease in operating loss for Corporate of $665,000 and a decrease in operating income of $80,000 and $585,000 for the Industrial Processing and Material Handling segments, respectively, in the six months ended July 3, 2021.
(g)Represents general and administrative expenses.
(h)The Company does not allocate interest and other expense, net to its segments.
(i)Includes capital expenditures of $3,128,000 and $3,242,000 in the three and six months ended July 2, 2022, respectively, associated with the construction of a manufacturing facility and building relocation project in China. See Note 2, Gain on Sale and Other Expense, Net.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $11,080,000 at July 2, 2022 and $9,593,000 at January 1, 2022 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

KADANT INC.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
When we use the terms "we," "us," "our," and the "Company," we mean Kadant Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
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
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully Risk Factors included in Part II, Item 1A, of this report and Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the Annual Report) and as may be further amended and/or restated in subsequent filings with the SEC.

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

Industry and Business Overview
We had consolidated bookings of $265.9 million in the second quarter of 2022 down slightly from our record bookings of $266.1 million in the first quarter of 2022. Our consolidated bookings in the second quarter of 2022 included $25.9 million attributable to our acquisitions. See Acquisitions below for further details. We also had a higher unfavorable foreign currency translation impact compared to prior quarters due to the strengthening U.S. dollar resulting in a $9.9 million, or 4%, decrease in bookings compared to the second quarter of 2021. Following our record first quarter 2022 bookings, we continued

KADANT INC.

to see strong demand for both parts and consumables and capital equipment products. We expect a lower level of bookings in the second half of the year compared to the record bookings in the first half of 2022 as end-market demand slows in response to actions taken by the central banks to control inflation. We ended the second quarter of 2022 with record consolidated backlog of $379.2 million. An overview of our business by segment is as follows:
•Flow Control – Our Flow Control segment had its second highest bookings quarter, following our record bookings in the first quarter, increasing 36% compared to the second quarter of 2021. This increase included a 19% increase from our acquisition of The Clouth Group of Companies (Clouth) and a 5% decrease from the unfavorable effect of foreign currency translation. Orders for both parts and consumables products and capital equipment at our existing Flow Control businesses continue to be strong due to growth in the industries we serve. We expect bookings to moderate in the second half of 2022 compared with the record-setting booking performance achieved during the first half of the year.
•Industrial Processing – Our Industrial Processing segment bookings increased 3% sequentially and 8% compared to the second quarter of 2021 resulting from strong demand for our capital equipment at our wood processing business due to the robust U.S. housing market and high demand for lumber, oriented strand board and plywood. Capital bookings at our stock-preparation business were lower in the second quarter of 2022 compared to the record bookings levels in the second and third quarters of 2021. While we continue to experience robust capital project activity, we expect a lower level of capital bookings in our Industrial Processing segment in the third quarter of 2022 compared to prior quarters as customers assess new capital expenditures, and as the pace of capacity expansion moderates and new equipment is brought online. Orders for parts and consumables products at our Industrial Processing segment increased over the second quarter of 2021 due to continued improvement in market conditions.
•Material Handling – Our Material Handling segment bookings increased 49% compared to the second quarter of 2021, including a 30% increase from our acquisition of East Chicago Machine Tool Corporation (Balemaster) and a 19% increase in capital bookings at our conveying and vibratory business. We expect demand for baling products at our European operations to moderate in the second half of 2022.

Many of our operations continue to be impacted by labor availability and supply chain constraints, the latter of which resulted in inflationary pressure on material costs, longer lead times, and increased freight costs. Our businesses are alleviating supply chain constraints through various measures, including advance purchases of raw materials to prevent potential manufacturing disruptions and mitigating increased material and freight costs through price adjustments, when possible. We believe that the fundamentals of our business will remain positive, particularly given our high backlog levels, continued strong bookings, and ongoing strength in the markets we serve. Despite this optimism, we expect our operating environment to continue to be challenging as a result of the factors impacting our business discussed above and the uncertainties and risks surrounding the COVID-19 pandemic, including China's zero-COVID policy. For more information related to these challenges, and other factors impacting our business, including recent geopolitical tensions, please see Risk Factors included in Part II, Item 1A, of this report, and Part 1, Item 1A, of our Annual Report and subsequent filings with the SEC.

International Sales
Slightly more than half of our sales are to customers outside the United States, mainly in Europe, Asia, and Canada. As a result, our financial performance can be materially affected by currency exchange rate fluctuations between the U.S. dollar and foreign currencies. In the first half of 2022, we experienced a significant unfavorable foreign currency translation effect on our results of operations compared to 2021 due to the strengthening of the U.S. dollar against foreign currencies in countries in which we operate, especially the euro. We expect this trend to continue throughout the remainder of the year. We currently do not use derivative instruments to hedge our exposure to exchange rate fluctuations created by the translation into the U.S. dollar of our foreign subsidiaries' results that are in functional currencies other than the U.S. dollar. To mitigate the impact of foreign currency transaction fluctuations, we generally seek to charge our customers in the same currency in which our operating costs are incurred. Additionally, we may enter into forward currency exchange contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies.

Global Trade
The United States imposes tariffs on certain imports from China, which has and will continue to increase the cost of some of the equipment that we import. Although we have worked to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Part I, Item 1A, Risk Factors, included in our Annual Report and subsequent filings with the SEC.

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

Results of Operations

Second Quarter 2022 Compared With Second Quarter 2021

Revenue
The following table presents the change in revenue by segment between the second quarters of 2022 and 2021, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by segment in the second quarters of 2022 and 2021 was as follows:

							(Non-GAAP)
	Three Months Ended				Currency Translation	Acquisitions	Change in Organic Revenue
(In thousands, except percentages)	July 2, 2022	July 3, 2021	Total Increase	% Change			Increase	% Change
Flow Control	$85,220	$70,762	$14,458	20%	$(2,949)	$11,949	$5,458	8%
Industrial Processing	84,402	82,681	1,721	2%	(3,683)	185	5,219	6%
Material Handling	52,027	42,368	9,659	23%	(2,431)	7,778	4,312	10%
Consolidated Revenue	$221,649	$195,811	$25,838	13%	$(9,063)	$19,912	$14,989	8%

Consolidated revenue increased 13% in the second quarter of 2022, including a 10% increase from acquisitions and a 5% decrease from the negative effect of foreign currency translation. Organic revenue increased 8% due to higher demand for parts and consumables products, principally at our Flow Control segment and capital equipment at our Material Handling and Industrial Processing segments as described below.
Revenue at our Flow Control segment increased 20% in the second quarter of 2022, while organic revenue increased 8%. Organic revenue increased due to higher demand for parts and consumables products in North America resulting from improved market conditions.
Revenue at our Industrial Processing segment increased 2% in the second quarter of 2022, while organic revenue increased 6%. Organic revenue increased due to higher demand for parts and consumables products at our wood processing business due in part to maintenance spending by our customers. Also contributing to the organic revenue increase was an increase in demand for capital equipment at our European stock-preparation business due to several large projects.
Revenue at our Material Handling segment increased 23% in the second quarter of 2022, while organic revenue increased 10% due to higher demand for capital equipment at our European baling operations due to improved business conditions.

KADANT INC.

Gross Profit Margin
Gross profit margin by segment in the second quarters of 2022 and 2021 was as follows:

	Three Months Ended		Basis Point Change
	July 2, 2022	July 3, 2021
Flow Control	52.8%	52.8%	0	bps
Industrial Processing	38.4%	40.1%	(170)	bps
Material Handling	35.9%	34.9%	100	bps
Consolidated Gross Profit Margin	43.3%	43.6%	(30)	bps

Consolidated gross profit margin decreased to 43.3% in the second quarter of 2022 compared with 43.6% in the second quarter of 2021 due to the inclusion of $0.5 million of benefits received from government employee retention assistance programs, which increased gross profit margin in the 2021 period by 0.3 percentage points.
Within our operating segments, gross profit margin:
•Decreased to 38.4% from 40.1% at our Industrial Processing segment due to the impact of lower-margin capital equipment revenue at our Chinese stock-preparation business and the inclusion of $0.4 million for benefits received from government employee retention assistance programs, which increased gross profit margin in the 2021 period by 0.5 percentage points.
•Increased to 35.9% from 34.9% at our Material Handling segment primarily due to a higher gross profit margin profile from our Balemaster business acquired in 2021.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the second quarters of 2022 and 2021 were as follows:

	Three Months Ended
(In thousands, except percentages)	July 2, 2022	% of Revenue	July 3, 2021	% of Revenue	Increase	% Change
Flow Control	$20,969	25%	$17,064	24%	$3,905	23%
Industrial Processing	15,614	18%	14,420	17%	1,194	8%
Material Handling	9,498	18%	8,993	21%	505	6%
Corporate	9,238	N/A	8,790	N/A	448	5%
Consolidated SG&A Expenses	$55,319	25%	$49,267	25%	$6,052	12%

Consolidated SG&A expenses as a percentage of revenue remained flat at 25% in the second quarter of 2022 compared with the second quarter of 2021. Consolidated SG&A expenses increased $6.1 million due to the inclusion of $5.0 million of SG&A expenses from acquisitions, increased selling-related costs associated with improved business conditions, and the inclusion of benefits received from government employee retention assistance programs of $1.0 million in the second quarter of 2021. These increases were offset by a $2.1 million favorable effect of foreign currency translation and a decrease of $0.6 million in acquisition costs.
Within our operating segments, SG&A expenses:
•Increased $3.9 million at our Flow Control segment principally due to the inclusion of $3.5 million of SG&A expenses from Clouth, increased selling-related costs, and $0.5 million of benefits received from government employee retention assistance programs which lowered SG&A in the 2021 period. These increases were partially offset by a $0.8 million favorable effect of foreign currency translation and a $0.2 million decrease in acquisition costs.
•Increased $1.2 million at our Industrial Processing segment principally due to increased selling-related costs, partially offset by a $0.9 million favorable effect of foreign currency translation.
•Increased $0.5 million at our Material Handling segment principally due to the inclusion of $1.4 million of SG&A expenses from Balemaster, partially offset by a $0.4 million favorable effect of foreign currency translation and a $0.3 million decrease in acquisition costs.

KADANT INC.

Interest Expense
Interest expense increased to $1.4 million in the second quarter of 2022 from $1.1 million in the second quarter of 2021 due to a higher weighted-average interest rate in the second quarter of 2022 as compared to the second quarter of 2021.

Provision for Income Taxes
Provision for income taxes increased to $10.0 million in the second quarter of 2022 from $8.9 million in the second quarter of 2021. The effective tax rate of 27% in the second quarter of 2022 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, nondeductible expenses, and the cost of repatriating the earnings of certain foreign subsidiaries. The effective tax rate of 28% in the second quarter of 2021 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and tax expense associated with Global Intangible Low-Taxed Income (GILTI) provisions.

Net Income
Net income increased to $26.4 million in the second quarter of 2022 from $23.0 million in the second quarter of 2021 primarily due to a $4.5 million increase in operating income, offset in part by a $1.0 million increase in provision for income taxes (see discussions above for further details).

First Six Months 2022 Compared With First Six Months 2021

Revenue
The following table presents changes in revenue by segment between the first six months of 2022 and 2021, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
Revenue by segment in the first six months of 2022 and 2021 was as follows:

							(Non-GAAP)
	Six Months Ended				Currency Translation	Acquisitions	Change in Organic Revenue
(In thousands, except percentages)	July 2, 2022	July 3, 2021	Total Increase	% Change			Increase	% Change
Flow Control	$171,046	$134,516	$36,530	27%	$(4,377)	$24,222	$16,685	12%
Industrial Processing	177,487	151,835	25,652	17%	(5,072)	319	30,405	20%
Material Handling	99,596	81,923	17,673	22%	(3,494)	15,371	5,796	7%
Consolidated Revenue	$448,129	$368,274	$79,855	22%	$(12,943)	$39,912	$52,886	14%

Consolidated revenue in the first six months of 2022 increased 22%, including an 11% increase from acquisitions and a 3% decrease from the negative effect of foreign currency translation. Organic revenue increased 14%, principally driven by higher demand for capital equipment at our Industrial Processing segment and, to a lesser extent, parts and consumables at our Flow Control and Industrial Processing segments, as described below.
Revenue at our Flow Control segment increased 27% in the first six months of 2022, while organic revenue increased 12%. Organic revenue increased due to higher demand for our parts and consumables products in North America and capital equipment in Europe, resulting from improved market conditions.
Revenue at our Industrial Processing segment increased 17% in the first six months of 2022, while organic revenue increased 20% due to higher demand for capital equipment, especially in Europe and, to a lesser extent, China and North America. Demand for our wood processing business products was driven by high mill activity resulting in increased capital investment and higher parts consumption. Increased demand for capital equipment at our stock-preparation business primarily occurred at our European and Chinese operations due to improved market conditions. Also contributing to the organic revenue increase was an increase in demand for parts and consumables products at our wood processing business due to maintenance spending by our customers.
Revenue at our Material Handling segment increased 22% in the first six months of 2022, while organic revenue increased 7% due to higher demand for capital equipment at our European baling operations due to improved business

KADANT INC.

conditions, and parts and consumables at our conveying business resulting from a strong demand in the aggregate and food and packaging industries.

Gross Profit Margin
Gross profit margin by segment in the first six months of 2022 and 2021 was as follows:

	Six Months Ended		Basis Point Change
	July 2, 2022	July 3, 2021
Flow Control	52.6%	53.0%	(40)	bps
Industrial Processing	38.5%	40.3%	(180)	bps
Material Handling	36.1%	34.8%	130	bps
Consolidated Gross Profit Margin	43.3%	43.7%	(40)	bps

Consolidated gross profit margin decreased to 43.3% in the first six months of 2022 compared with 43.7% in the first six months of 2021 due to the inclusion of $0.9 million of benefits received from government employee retention assistance programs, which increased gross profit margin in the 2021 period by 0.2 percentage points, and the impact of lower margin capital equipment revenue.
Within our operating segments, gross profit margin:
•Decreased to 52.6% from 53.0% at our Flow Control segment due to a lower gross profit margin profile from our recently acquired Clouth business.
•Decreased to 38.5% from 40.3% at our Industrial Processing segment due to the impact of lower-margin capital equipment revenue at our Chinese stock-preparation business and the inclusion of $0.7 million for benefits received from government employee retention assistance programs, which increased gross profit margin in the 2021 period by 0.4 percentage points.
•Increased to 36.1% from 34.8% at our Material Handling segment primarily due to a higher gross profit margin profile from our Balemaster business acquired in 2021.

Selling, General, and Administrative Expenses
SG&A expenses by segment in the first six months of 2022 and 2021 were as follows:

	Six Months Ended
(In thousands, except percentages)	July 2, 2022	% of Revenue	July 3, 2021	% of Revenue	Increase	% Change
Flow Control	$43,053	25%	$34,568	26%	$8,485	25%
Industrial Processing	31,983	18%	30,110	20%	1,873	6%
Material Handling	20,502	21%	18,053	22%	2,449	14%
Corporate	18,949	N/A	15,967	N/A	2,982	19%
Consolidated SG&A Expenses	$114,487	26%	$98,698	27%	$15,789	16%

Consolidated SG&A expenses as a percentage of revenue decreased to 26% in the first six months of 2022 compared with 27% in the first six months of 2021 principally due to higher revenue. Consolidated SG&A expenses increased $15.8 million due to the inclusion of $11.1 million of SG&A expenses from acquisitions, increased compensation expense associated with existing and new personnel, and increased selling-related costs associated with improved business conditions. These increases were offset in part by a $3.1 million favorable effect of foreign currency translation.
Within our operating segments, SG&A expenses:
•Increased $8.5 million at our Flow Control segment principally due to the inclusion of $7.8 million of SG&A expenses from Clouth and increased personnel and selling-related costs. These increases were partially offset by a $1.2 million favorable effect of foreign currency translation.
•Increased $1.9 million at our Industrial Processing segment due to increased selling-related costs and a $0.6 million reversal of an indemnification asset related to the release of tax reserves. These increases were partially offset by a $1.2 million favorable effect of foreign currency translation.
•Increased $2.4 million at our Material Handling segment principally due to the inclusion of $3.1 million of SG&A expenses from Balemaster, partially offset by a $0.7 million favorable effect of foreign currency translation.

KADANT INC.

•Increased $3.0 million at Corporate primarily due to increased incentive compensation and travel expense due to improved business conditions.

Gain on Sale and Other Expense, Net
We entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights at one of our subsidiaries in China for $25.2 million. The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, we recognized a gain on the sale of these assets of $20.2 million, or $15.1 million, net of deferred taxes of $5.1 million, in the first quarter of 2022. A receivable of $16.1 million was recognized for the present value of the remaining amount of the sale proceeds, which is due the earlier of when the government sells the property or within two years from the effective date of the agreements. The amount of the receivable recorded at July 2, 2022 was $15.4 million. Our subsidiary, which is part of our Industrial Processing segment, will continue to occupy its current facility until construction of its new facility is complete.
In the first quarter of 2022, we recognized an impairment charge of $0.2 million related to the write-down of certain fixed assets that will not be moved to the new facility.

Interest Expense
Interest expense increased to $2.6 million in the first six months of 2022 from $2.2 million in the first six months of 2021 due to a higher weighted-average interest rate for the first six months of 2022 compared to the first six months of 2021.

Provision for Income Taxes
Provision for income taxes increased to $23.3 million in the first six months of 2022 from $14.5 million in the first six months of 2021. The effective tax rate of 26% in the first six months of 2022 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and state taxes. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 27% in the first six months of 2021 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and tax expense associated with GILTI. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income increased to $67.9 million in the first six months of 2022 from $39.8 million in the first six months of 2021 primarily due to a $37.0 million increase in operating income, offset in part by a $8.8 million increase in provision for income taxes (see discussions above for further details).

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

KADANT INC.

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
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Income Attributable to Kadant	$26,170	$22,864	$67,362	$39,425
Net Income Attributable to Noncontrolling Interest	239	163	488	398
Provision for Income Taxes	9,951	8,949	23,329	14,510
Interest Expense, Net	1,089	1,010	2,221	2,056
Other Expense, Net	19	24	41	48
Operating Income	37,468	33,010	93,441	56,437
Gain on Sale of Assets (a)	—	—	(20,190)	—
Acquisition Costs	—	603	76	1,901
Indemnification Asset Reversal (b)	—	—	575	—
Impairment Costs	—	—	182	—
Acquired Backlog Amortization (c)	—	27	703	87
Acquired Profit in Inventory Amortization (d)	—	—	(218)	—
Adjusted Operating Income (non-GAAP measure)	37,468	33,640	74,569	58,425
Depreciation and Amortization	8,486	7,689	17,228	15,315
Adjusted EBITDA (non-GAAP measure)	$45,954	$41,329	$91,797	$73,740
Adjusted EBITDA Margin (non-GAAP measure)	20.7%	21.1%	20.5%	20.0%

A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cash Provided by Operating Activities	$18,797	$44,386	$42,565	$63,478
Less: Capital Expenditures (e)	(6,947)	(2,059)	(9,815)	(4,318)
Free Cash Flow (non-GAAP measure)	$11,850	$42,327	$32,750	$59,160

(a) Consists of a $20.2 million gain on the sale of a Chinese facility in our Industrial Processing segment pursuant to a relocation plan.
(b) Represents an indemnification asset reversal related to the release of tax reserves associated with uncertain tax positions.
(c) Represents intangible amortization expense associated with acquired backlog.
(d) Represents income within the cost of revenue associated with amortization of acquired profit in inventory.
(e) Includes capital expenditures of $3.1 million and $3.2 million in the three and six months ended July 2, 2022, respectively, associated with the construction of a new manufacturing facility in China (as discussed below).

Liquidity and Capital Resources

Consolidated working capital was $181.0 million at July 2, 2022, compared with $162.4 million at January 1, 2022. Cash and cash equivalents were $76.5 million at July 2, 2022, compared with $91.2 million at January 1, 2022, which included cash and cash equivalents held by our foreign subsidiaries of $70.1 million at July 2, 2022 and $83.8 million at January 1, 2022.

KADANT INC.

Cash Flows
Cash flow information in the first six months of 2022 and 2021 was as follows:

	Six Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Net Cash Provided by Operating Activities	$42,565	$63,478
Net Cash Used in Investing Activities	(7,894)	(3,869)
Net Cash (Used in) Provided by Financing Activities	(45,388)	32,698
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(5,418)	(803)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(16,135)	$91,504

Operating Activities
Cash provided by operating activities decreased to $42.6 million in the first six months of 2022 from $63.5 million in the first six months of 2021. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations.
Cash provided by income in the first six months of 2022 was offset in part by investments in working capital. Increases in inventory and accounts receivable used cash of $39.2 million, including $26.8 million from inventory primarily related to capital equipment orders that will ship in the latter half of fiscal 2022 and early fiscal 2023. These uses of cash were offset in part by an increase in cash provided of $9.3 million from customer deposits.
Cash provided by income in the first six months of 2021 was offset in part by investments in working capital. Cash provided by working capital in 2021 included $12.9 million from accounts payable related to inventory purchases for increased order activity and $11.1 million in customer deposits for capital equipment orders. These sources of cash were offset in part by cash used of $22.6 million for accounts receivable and inventory as a result of revenue growth and to support increased demand.

Investing Activities
Cash used in investing activities was $7.9 million in the first six months of 2022, compared with $3.9 million in the first six months of 2021. Cash used in investing activities in the first six months of 2022 included capital expenditures of $9.8 million, which included $3.2 million for expenditures associated with the manufacturing facility and building relocation project in China. This use of cash was partially offset by proceeds received from the sale of assets of $1.9 million. Cash used in investing activities in the first six months of 2021 included capital expenditures of $4.3 million.

Financing Activities
Cash used in financing activities was $45.4 in the first six months of 2022, compared with cash provided by financing activities of $32.7 million in the first six months of 2021. Repayment of short- and long-term obligations was $51.4 million in the first six months of 2022, partially offset by borrowings under our revolving credit facility of $16.5 million compared to borrowings under our revolving credit facility of $88.9 million in the first six months of 2021, partially offset by repayment of short- and long-term obligations of $47.1 million. In addition, taxes paid related to the vesting of equity awards was $4.6 million in the first six months of 2022 compared to $3.4 million in the first six months of 2021.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $5.4 million reduction in cash, cash equivalents, and restricted cash in the first six months of 2022 was primarily attributable to the strengthening of the U.S. dollar against the euro and Chinese renminbi and, to a lesser extent, the British pound sterling.

Borrowing Capacity and Debt Obligations
We entered into an unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). As of July 2, 2022, the outstanding balance under the Credit Agreement was $210.5 million, which included $70.5 million of euro-denominated borrowings. As of July 2, 2022, we have a borrowing capacity available under the Credit Agreement of $189.0 million in addition to a $150.0 million uncommitted, unsecured incremental

KADANT INC.

borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75, or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.00. As of July 2, 2022, our leverage ratio was 1.05 and we were in compliance with our debt covenants. We expect to renew our Credit Agreement prior to its maturity date of December 14, 2023. See Note 5, Short- and Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 19, 2022, our board of directors approved the repurchase of up to $50 million of our equity securities during the period from May 19, 2022 to May 19, 2023. We have not repurchased any shares of our common stock under this authorization or under our previous $20 million authorization which expired on May 20, 2022.
We paid cash dividends of $5.9 million in the first six months of 2022. On May 19, 2022, we declared a quarterly cash dividend of $0.26 per share totaling $3.0 million that will be paid on August 11, 2022. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.
We plan to make expenditures of approximately $21 to $23 million during the remainder of 2022 for property, plant, and equipment, including $9 million for a new manufacturing facility. One of our Chinese subsidiaries is building a new manufacturing facility and relocating over the next two years. Capital expenditures for the new facility are estimated to be approximately $20 million, including $12 million in 2022. The cost of the new facility will be offset by the proceeds received from the sale of our existing facility. See Note 2, Gain on Sale and Other Expense, Net, in the accompanying condensed consolidated financial statements for additional information regarding the relocation of our Chinese manufacturing facility.
As of July 2, 2022, we had approximately $217.7 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $182.2 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first six months of 2022, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $3.0 million.
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

Contractual Obligations and Other Commercial Commitments
There have been no material changes to our contractual obligations and other commercial commitments during the first six months of 2022 compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report.

Application of Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management evaluates its estimates on an ongoing basis based on historical experience, current economic and market conditions, and other assumptions management believes are reasonable. We believe that our most critical accounting policies which are significant to our consolidated financial statements, and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Estimates" in Part II, Item 7, of our Annual Report. There have been no material changes to these critical accounting policies since the end of fiscal 2021 that warrant disclosure.

Recent Accounting Pronouncements
See Note 1, under the headings Recent Accounting Pronouncements Not Yet Adopted, in the accompanying condensed consolidated financial statements for details.

KADANT INC.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as disclosed in Part II, Item 7A, of our Annual Report.

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2022. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 2, 2022, our Chief Executive Officer and Chief Financial Officer concluded that as of July 2, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors
In addition to the revised risk factors below regarding "We have significant international sales and operations and face risks related to health epidemics and pandemics, including the COVID-19 pandemic, which has and continues to present challenges to our business and results of operations" and "Operating globally subjects us to changes in government regulations and policies in multiple jurisdictions around the world, including those related to tariffs and trade barriers, taxation, exchange controls and political risks," careful consideration should be given to the risk factors disclosed in Part I, Item 1A, Risk Factors, in our Annual Report, which could materially affect our business, financial condition or future results, in addition to the information set forth in this Quarterly Report on Form 10-Q.
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

KADANT INC.

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
Additionally, the military conflict between Russia and Ukraine and the global response to it could adversely impact our revenues, gross margins and financial results. The United States, the European Union, and many other countries have imposed sanctions on Russia, individuals in Russia and Russian businesses, including several large banks. In 2021, our sales to Russia were $10.7 million, or 1% of our revenue. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty has and could continue to have in the future a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from these new challenges. To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransomware attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including any fuel surcharges in response to rising fuel costs; our ability to implement and execute our business strategy; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Such restrictions could have a material adverse impact on our business and operating results going forward.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

10.1*	Employment Agreement between Kadant Johnson Europe B.V. and Fredrik H. Westerhout dated May 16, 2022.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Indicates management contract or compensatory plan or arrangement.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: August 10, 2022	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)