Form 10-Q
period 2022-10-01
KADANT INC
filed 2022-11-09
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 28, 2022, the registrant had 11,663,601 shares of common stock outstanding.

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended October 1, 2022

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	October 1, 2022	January 1, 2022
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$72,936	$91,186
Restricted cash (Note 1)	2,178	2,975
Accounts receivable, net of allowances of $3,038 and $2,735	128,253	117,209
Inventories	156,567	134,356
Contract assets	16,064	8,626
Other current assets	24,995	29,530
Total Current Assets	400,993	383,882
Property, Plant, and Equipment, net of accumulated depreciation of $116,292 and $114,032	105,439	107,989
Other Assets	53,748	44,111
Intangible Assets, Net	173,707	199,343
Goodwill	372,966	396,887
Total Assets	$1,106,853	$1,132,212

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 5)	$1,553	$5,356
Accounts payable	53,495	59,250
Accrued payroll and employee benefits	35,912	37,203
Customer deposits	69,394	59,262
Advanced billings	7,958	11,894
Other current liabilities	44,688	48,532
Total Current Liabilities	213,000	221,497
Long-Term Obligations (Note 5)	208,114	264,158
Long-Term Deferred Income Taxes	34,926	34,944
Other Long-Term Liabilities	41,309	45,997

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	116,807	115,888
Retained earnings	637,601	551,848
Treasury stock at cost, 2,960,558 and 3,003,419 shares	(72,546)	(73,596)
Accumulated other comprehensive items (Note 7)	(73,959)	(30,350)
Total Kadant Stockholders' Equity	608,049	563,936
Noncontrolling interest	1,455	1,680
Total Stockholders' Equity	609,504	565,616
Total Liabilities and Stockholders' Equity	$1,106,853	$1,132,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
(In thousands, except per share amounts)
Revenue (Notes 1 and 10)	$224,510	$199,789	$672,639	$568,063

Costs and Operating Expenses:
Cost of revenue	129,154	116,096	383,034	323,337
Selling, general, and administrative expenses	53,153	52,316	167,640	151,014
Research and development expenses	3,245	2,649	9,574	8,547
Gain on sale and other costs, net (Note 2)	72	—	(19,936)	—
	185,624	171,061	540,312	482,898
Operating Income	38,886	28,728	132,327	85,165
Interest Income	271	55	650	176
Interest Expense	(1,721)	(1,320)	(4,321)	(3,497)
Other Expense, Net	(19)	(23)	(60)	(71)
Income Before Provision for Income Taxes	37,417	27,440	128,596	81,773
Provision for Income Taxes (Note 4)	9,746	6,742	33,075	21,252
Net Income	27,671	20,698	95,521	60,521
Net Income Attributable to Noncontrolling Interest	(184)	(237)	(672)	(635)
Net Income Attributable to Kadant	$27,487	$20,461	$94,849	$59,886

Earnings per Share Attributable to Kadant (Note 3)
Basic	$2.36	$1.77	$8.14	$5.18
Diluted	$2.35	$1.75	$8.12	$5.14

Weighted Average Shares (Note 3)
Basic	11,662	11,580	11,651	11,571
Diluted	11,700	11,668	11,681	11,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
(In thousands)
Net Income	$27,671	$20,698	$95,521	$60,521
Other Comprehensive Items:
Foreign currency translation adjustment	(22,798)	(7,326)	(44,446)	(7,987)
Post-retirement liability adjustments, net (net of tax provision of $8, $9, $21 and $21)	24	24	64	57
Deferred gain on cash flow hedges (net of tax provision of $27, $20, $141 and $60)	83	66	506	244
Other comprehensive items	(22,691)	(7,236)	(43,876)	(7,686)
Comprehensive Income	4,980	13,462	51,645	52,835
Comprehensive Income Attributable to Noncontrolling Interest	(73)	(201)	(405)	(546)
Comprehensive Income Attributable to Kadant	$4,907	$13,261	$51,240	$52,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
(In thousands)
Operating Activities
Net income attributable to Kadant	$94,849	$59,886
Net income attributable to noncontrolling interest	672	635
Net income	95,521	60,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,387	24,597
Stock-based compensation expense	6,576	6,230
Provision for losses on accounts receivable	685	116
Gain on the sale of assets (Note 2)	(20,190)	—
Noncash impairment costs (Note 2)	182	—
Other items, net	8,260	2,262
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,700)	(22,305)
Unbilled revenue	(8,528)	(487)
Inventories	(33,784)	(10,553)
Other assets	(4,560)	(10,209)
Accounts payable	(262)	19,822
Customer deposits	16,163	19,613
Other liabilities	1,712	11,803
Net cash provided by operating activities	67,462	101,410

Investing Activities
Acquisitions, net of cash acquired	138	(141,538)
Purchases of property, plant, and equipment	(16,191)	(7,688)
Proceeds from sale of property, plant, and equipment	2,091	102
Other	39	537
Net cash used in investing activities	(13,923)	(148,587)

Financing Activities
Repayment of short- and long-term obligations	(69,460)	(72,723)
Proceeds from issuance of short- and long-term obligations	21,554	151,944
Tax withholding payments related to stock-based compensation	(4,607)	(3,388)
Dividends paid	(8,969)	(8,559)
Dividend paid to noncontrolling interest	(630)	(560)
Net cash (used in) provided by financing activities	(62,112)	66,714

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(10,474)	(2,513)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(19,047)	17,024
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	94,161	66,640
Cash, Cash Equivalents, and Restricted Cash at End of Period	$75,114	$83,664

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended October 1, 2022
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at July 2, 2022	14,624,159	$146	$114,825	$613,146	2,962,186	$(72,586)	$(51,379)	$2,012	$606,164
Net income	—	—	—	27,487	—	—	—	184	27,671
Dividend declared – Common Stock, $0.26 per share	—	—	—	(3,032)	—	—	—	—	(3,032)
Activity under stock plans	—	—	1,982	—	(1,628)	40	—	—	2,022
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(630)	(630)
Other comprehensive items	—	—	—	—	—	—	(22,580)	(111)	(22,691)
Balance at October 1, 2022	14,624,159	$146	$116,807	$637,601	2,960,558	$(72,546)	$(73,959)	$1,455	$609,504

	Nine Months Ended October 1, 2022
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 1, 2022	14,624,159	$146	$115,888	$551,848	3,003,419	$(73,596)	$(30,350)	$1,680	$565,616
Net income	—	—	—	94,849	—	—	—	672	95,521
Dividends declared – Common Stock, $0.78 per share	—	—	—	(9,096)	—	—	—	—	(9,096)
Activity under stock plans	—	—	919	—	(42,861)	1,050	—	—	1,969
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(630)	(630)
Other comprehensive items	—	—	—	—	—	—	(43,609)	(267)	(43,876)
Balance at October 1, 2022	14,624,159	$146	$116,807	$637,601	2,960,558	$(72,546)	$(73,959)	$1,455	$609,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity (continued)
(Unaudited)

	Three Months Ended October 2, 2021
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at July 3, 2021	14,624,159	$146	$110,529	$513,036	3,043,854	$(74,587)	$(19,889)	$1,891	$531,126
Net income	—	—	—	20,461	—	—	—	237	20,698
Dividend declared – Common Stock, $0.25 per share	—	—	—	(2,901)	—	—	—	—	(2,901)
Activity under stock plans	—	—	2,164	—	(5,225)	128	—	—	2,292
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(560)	(560)
Noncontrolling interest acquired	—	—	—	—	—	—	—	653	653
Purchase of shares of noncontrolling interest	—	—	—	—	—	—	—	(686)	(686)
Other comprehensive items	—	—	—	—	—	—	(7,200)	(36)	(7,236)
Balance at October 2, 2021	14,624,159	$146	$112,693	$530,596	3,038,629	$(74,459)	$(27,089)	$1,499	$543,386

	Nine Months Ended October 2, 2021
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 2, 2021	14,624,159	$146	$110,824	$479,400	3,081,919	$(75,519)	$(19,492)	$1,546	$496,905
Net income	—	—	—	59,886	—	—	—	635	60,521
Dividends declared – Common Stock, $0.75 per share	—	—	—	(8,690)	—	—	—	—	(8,690)
Activity under stock plans	—	—	1,869	—	(43,290)	1,060	—	—	2,929
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(560)	(560)
Noncontrolling interest acquired	—	—	—	—	—	—	—	653	653
Purchase of shares of noncontrolling interest	—	—	—	—	—	—	—	(686)	(686)
Other comprehensive items	—	—	—	—	—	—	(7,597)	(89)	(7,686)
Balance at October 2, 2021	14,624,159	$146	$112,693	$530,596	3,038,629	$(74,459)	$(27,089)	$1,499	$543,386

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at October 1, 2022, its results of operations, comprehensive income, and stockholders' equity for the three- and nine-month periods ended October 1, 2022 and October 2, 2021 and its cash flows for the nine-month periods ended October 1, 2022 and October 2, 2021. Interim results are not necessarily indicative of results for a full year or for any other interim period.
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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the nine months ended October 1, 2022.

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	October 1, 2022	October 2, 2021
Cash Paid for Interest	$3,907	$3,091
Cash Paid for Income Taxes, Net of Refunds	$28,692	$19,320

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended
(In thousands)	October 1, 2022	October 2, 2021
Non-Cash Investing Activities:
Fair value of assets (adjusted) acquired	$(1,768)	$185,424
Cash received (paid) for acquired businesses	138	(149,961)
Liabilities (adjusted) assumed of acquired businesses	$(1,630)	$35,463

Purchase of property with outstanding loan receivable	$1,397	$—

Purchases of property, plant, and equipment in accounts payable	$36	$914

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$5,295	$3,841
Dividends declared but unpaid	$3,032	$2,901

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	October 1, 2022	October 2, 2021	January 1, 2022	January 2, 2021
Cash and cash equivalents	$72,936	$82,600	$91,186	$65,682
Restricted cash	2,178	1,064	2,975	958
Total Cash, Cash Equivalents, and Restricted Cash	$75,114	$83,664	$94,161	$66,640

Inventories
The components of inventories are as follows:

	October 1, 2022	January 1, 2022
(In thousands)
Raw Materials	$65,529	$59,177
Work in Process	38,520	29,448
Finished Goods	52,518	45,731
	$156,567	$134,356

Intangible Assets, Net
Gross intangible assets were $340,947,000 at October 1, 2022 and January 1, 2022. Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Accumulated amortization was $151,001,000 at October 1, 2022 and $135,327,000 at January 1, 2022.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at January 1, 2022
Gross balance	$123,589	$214,982	$143,825	$482,396
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	123,589	129,473	143,825	396,887
2022 Activity
Acquisitions (a)	(33)	—	(502)	(535)
Currency translation	(10,203)	(7,953)	(5,230)	(23,386)
Total 2022 activity	(10,236)	(7,953)	(5,732)	(23,921)
Balance at October 1, 2022
Gross balance	113,353	207,029	138,093	458,475
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	$113,353	$121,520	$138,093	$372,966
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
The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet.
The changes in the carrying amount of product warranty obligations are as follows:

	Nine Months Ended
(In thousands)	October 1, 2022	October 2, 2021
Balance at Beginning of Year	$7,298	$7,064
Provision charged to expense	3,637	3,289
Usage	(3,361)	(3,106)
Acquisitions	—	429
Currency translation	(877)	(210)
Balance at End of Period	$6,697	$7,466

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents revenue by revenue recognition method:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2022	2021	2022	2021
Point in Time	$201,557	$181,407	$603,117	$511,303
Over Time	22,953	18,382	69,522	56,760
	$224,510	$199,789	$672,639	$568,063

The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2022	2021	2022	2021
Revenue by Product Type:
Parts and consumables	$141,857	$131,225	$433,781	$374,307
Capital	82,653	68,564	238,858	193,756
	$224,510	$199,789	$672,639	$568,063
Revenue by Geography (based on customer location):
North America	$126,699	$105,384	375,115	307,243
Europe	57,409	58,813	174,264	159,281
Asia	26,953	25,504	87,916	72,046
Rest of world	13,449	10,088	35,344	29,493
	$224,510	$199,789	$672,639	$568,063

See Note 10, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

	October 1, 2022	January 1, 2022
(In thousands)
Contract Assets	$16,064	$8,626
Contract Liabilities	$80,950	$77,004

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
The Company recognized revenue of $11,912,000 in the third quarter of 2022 and $3,973,000 in the third quarter of 2021, $59,813,000 in the first nine months of 2022 and $31,183,000 in the first nine months of 2021 that was included in the contract liabilities balance at the beginning of 2022 and 2021, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require long lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of October 1, 2022 was $48,976,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 64% of which is expected to occur within the next twelve months and the remaining 36% after the third quarter of 2023.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $6,755,000 at October 1, 2022 and $8,049,000 at January 1, 2022, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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

2.    Gain on Sale and Other Costs, Net

Gain on Sale of Assets
The Company entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights of one of its subsidiaries in China for approximately $25,159,000. This subsidiary, which is part of the stock-preparation product line within the Company's Industrial Processing segment, will continue to occupy its current facility until construction of a new facility is complete. The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, the Company recognized a gain on the sale of these assets of $20,190,000, or $15,143,000, net of deferred taxes of $5,047,000, in the first quarter of 2022. A receivable of $16,082,000 was recognized for the present value of the remaining amount of the sale proceeds, which is due the earlier of when the government sells the property or within two years from the effective date of the agreements. The receivable outstanding at October 1, 2022 was $14,646,000. This receivable is included in other assets in the accompanying condensed consolidated balance sheet.

Other Costs
During the first quarter of 2022, the Company recognized an impairment charge of $182,000 associated with the write-down of certain fixed assets that will not be moved to the new manufacturing facility in China as discussed above.
During the third quarter of 2022, the Company recorded restructuring costs within its Flow Control segment of $72,000, which consisted of severance costs related to the termination of two employees. This restructuring plan was initiated in the fourth quarter of 2021 to eliminate a redundant ceramic blade manufacturing operation that resulted from the Company's acquisition of The Clouth Group of Companies (Clouth) in the third quarter of 2021.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
(In thousands, except per share amounts)
Net Income Attributable to Kadant	$27,487	$20,461	$94,849	$59,886

Basic Weighted Average Shares	11,662	11,580	11,651	11,571
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	38	88	30	73
Diluted Weighted Average Shares	11,700	11,668	11,681	11,644

Basic Earnings per Share	$2.36	$1.77	$8.14	$5.18

Diluted Earnings per Share	$2.35	$1.75	$8.12	$5.14

The effect of outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 4,000 shares in the third quarter of 2022 and 3,000 shares in the third quarter of 2021, 10,000 shares in the first nine months of 2022 and 19,000 in the first nine months of 2021 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $33,075,000 in the first nine months of 2022 and $21,252,000 in the first nine months of 2021. The effective tax rate of 26% in the first nine months of 2022 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, nondeductible expenses, and state taxes. The effective tax rate of 26% in the first nine months of 2021 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, nondeductible expenses, state taxes, and tax expense associated with the Global Intangible Low-Taxed Income provisions. These increases in tax expenses in the first nine months of 2021 were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.

5.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	October 1, 2022	January 1, 2022
(In thousands)
Revolving Credit Facility, due 2023	$195,036	$250,267
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2022 to 2026	1,760	1,610
Other Borrowings, due 2022 to 2028	2,871	7,637
Total	209,667	269,514
Less: Short-term Obligations and Current Maturities of Long-Term Obligations	(1,553)	(5,356)
Long-Term Obligations	$208,114	$264,158

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
As of October 1, 2022, the outstanding balance under the Credit Agreement was $195,036,000, which included $71,036,000 of euro-denominated borrowings. As of October 1, 2022, the Company had $206,284,000 of borrowing capacity available under its Credit Agreement, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 3.50% as of October 1, 2022.
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

Debt Compliance
As of October 1, 2022, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for vehicles.

Other Borrowings
Prior to August 2022, the Company's other borrowings included a sale-leaseback financing arrangement for a manufacturing facility in Germany. This arrangement provided for a fixed price purchase option of the facility from the landlord at the end of the lease term in August 2022. The Company exercised this option and acquired the facility from the landlord for 2,722,000 euros, or approximately $2,730,000. The Company applied its outstanding loan receivable due from the landlord of 1,393,000 euros, or approximately $1,397,000, towards the purchase of the facility.
Other borrowings also include $637,000 of short-term obligations and $2,212,000 of debt obligations outstanding at October 1, 2022 assumed in the acquisition of Clouth, which mature on various dates ranging from 2022 through 2028.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,040,000 in the third quarter of 2022 and $2,204,000 in the third quarter of 2021, $6,576,000 in the first nine months of 2022, and $6,230,000 in the first nine months of 2021 within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $8,366,000 at October 1, 2022, which will be recognized over a weighted average period of 1.7 years.
In May 2022, the Company granted an aggregate of 5,175 RSUs to its non-employee directors with a grant date fair value of $935,000. Of these 5,175 RSUs, 4,705 were granted to its incumbent non-employee directors with the remaining 470 RSUs granted to the Company's new non-employee director who became a director effective as of May 1, 2022. For the incumbent non-employee directors, 50% of these RSUs vested on June 1, 2022, 25% of these RSUs vested on the last day of the third fiscal quarter of 2022 and the remaining 25% are to vest on the last day of the fourth fiscal quarter of 2022. For the new non-employee director, 50% of the RSUs vested on the last day of the third fiscal quarter of 2022 and the other half are to vest on the last day of the fourth fiscal quarter of 2022.

7.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Post-Retirement Benefit Liability Adjustments	Deferred Gain (Loss) on Cash Flow Hedges	Total
Balance at January 1, 2022	$(29,096)	$(792)	$(462)	$(30,350)
Other comprehensive items before reclassifications	(44,179)	45	334	(43,800)
Reclassifications from AOCI	—	19	172	191
Net current period other comprehensive items	(44,179)	64	506	(43,609)
Balance at October 1, 2022	$(73,275)	$(728)	$44	$(73,959)
Amounts reclassified from AOCI are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	Statement of Income Line Item
Post-retirement Benefit Plans
Recognized net actuarial loss	$(6)	$(11)	$(19)	$(33)	Other expense, net
Amortization of prior service cost	(2)	(3)	(7)	(9)	Other expense, net
Total expense before income taxes	(8)	(14)	(26)	(42)
Income tax benefit	2	4	7	12	Provision for income taxes
	(6)	(10)	(19)	(30)
Cash Flow Hedges (a)
Interest rate swap agreements	(33)	(114)	(227)	(336)	Interest expense
Income tax benefit	8	27	55	80	Provision for income taxes
	(25)	(87)	(172)	(256)
Total Reclassifications	$(31)	$(97)	$(191)	$(286)
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
Gains and losses reported within SG&A expenses in the accompanying condensed consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material for the three- and nine-month periods ended October 1, 2022 and October 2, 2021.
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		October 1, 2022		January 1, 2022
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivative in an Asset Position:
2018 Swap Agreement	Other Current Assets	$140	$15,000	$—	$—
Derivatives in a Liability Position:
2018 Swap Agreement	Other Long-Term Liabilities	$—	$—	$(550)	$15,000
Forward currency-exchange contracts	Other Current Liabilities	$(82)	$430	$(44)	$842

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$14	$1,200
Derivative in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(14)	$189	$—	$—
(a)     See Note 9, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b)     The 2022 notional amounts are indicative of the level of the Company's recurring derivative activity.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the nine months ended October 1, 2022:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contract	Total
Unrealized Loss, Net of Tax, at January 1, 2022	$(429)	$(33)	$(462)
Loss reclassified to earnings (a)	172	—	172
Gain (loss) recognized in AOCI	363	(29)	334
Unrealized Gain (Loss), Net of Tax, at October 1, 2022	$106	$(62)	$44

(a) See Note 7, Accumulated Other Comprehensive Items, for the income statement classification.

As of October 1, 2022, the Company expects to reclassify gains of $44,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the 2018 Swap Agreement and the maturity date of the forward currency-exchange contract.

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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of October 1, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$13,520	$—	$—	$13,520
Banker's acceptance drafts (a)	$—	$6,755	$—	$6,755
2018 Swap Agreement	$—	$140	$—	$140
Liabilities:
Forward currency-exchange contracts (b)	$—	$96	$—	$96

	Fair Value as of January 1, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$13,458	$—	$—	$13,458
Banker's acceptance drafts (a)	$—	$8,049	$—	$8,049
Forward currency-exchange contracts	$—	$14	$—	$14
Liabilities:
2018 Swap Agreement	$—	$550	$—	$550
Forward currency-exchange contract	$—	$44	$—	$44

(a)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(b)Includes derivatives designated as hedging instruments of $82,000 and derivatives not designated as hedging instruments of $14,000.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2022. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the 2018 Swap Agreement is based on USD LIBOR yield curves at the reporting date. The forward currency-exchange contracts and the 2018 Swap Agreement are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	October 1, 2022		January 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$195,036	$195,036	$250,267	$250,267
Senior promissory notes	10,000	9,740	10,000	10,947
Other	2,849	2,849	4,331	4,331
	$207,885	$207,625	$264,598	$265,545

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

10.    Business Segment Information

The Company has three reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of the fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of the wood processing and stock-preparation product lines; and the Material Handling segment consists of the conveying and vibratory, baling, and fiber-based product lines. A description of each segment follows.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2022	2021	2022	2021
Revenue
Flow Control (a)	$86,880	$76,253	$257,926	$210,769
Industrial Processing	86,085	81,620	263,572	233,455
Material Handling (b)	51,545	41,916	151,141	123,839
	$224,510	$199,789	$672,639	$568,063

Income Before Provision for Income Taxes
Flow Control (a,c)	$22,874	$17,129	$67,306	$51,899
Industrial Processing (d)	17,550	16,095	70,994	44,449
Material Handling (b,e)	6,945	3,491	21,490	12,941
Corporate (f)	(8,483)	(7,987)	(27,463)	(24,124)
Total operating income	38,886	28,728	132,327	85,165
Interest expense, net (g)	(1,450)	(1,265)	(3,671)	(3,321)
Other expense, net (g)	(19)	(23)	(60)	(71)
	$37,417	$27,440	$128,596	$81,773

Capital Expenditures
Flow Control	$868	$1,128	$2,424	$1,830
Industrial Processing (h)	4,654	1,725	11,679	4,720
Material Handling	854	505	2,081	1,121
Corporate	—	12	7	17
	$6,376	$3,370	$16,191	$7,688

(a)Includes results from Clouth, which was acquired between July 19, 2021 and August 10, 2021.
(b)Includes results from East Chicago Machine Tool Corporation (Balemaster), which was acquired on August 23, 2021.
(c)Includes acquisition-related expenses of $410,000 and $254,000 in the three and nine months ended October 1, 2022, respectively, and $2,706,000 and $3,942,000 in the three and nine months ended October 2, 2021, respectively. Acquisition-related expenses include acquisition costs and amortization expense associated with acquired profit in inventory and backlog. Includes restructuring costs of $72,000 in the three and nine months ended October 1, 2022, respectively.
(d)Includes a gain on the sale of a facility of $20,190,000 (see Note 2, Gain on Sale and Other Costs, Net) and non-cash charges for the write-off of an indemnification asset of $575,000 and the write-down of machinery and equipment of $182,000 in the nine months ended October 1, 2022.
(e)Includes acquisition-related expenses of $717,000 in the nine months ended October 1, 2022 and $799,000 and $1,411,000 in the three and nine months ended October 2, 2021, respectively.
(f)Represents general and administrative expenses.
(g)The Company does not allocate interest and other expense, net to its segments.
(h)Includes capital expenditures of $2,155,000 and $5,397,000 in the three and nine months ended October 1, 2022, respectively, associated with the construction of a manufacturing facility in China. See Note 2, Gain on Sale and Other Costs, Net.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $9,793,000 at October 1, 2022 and $9,593,000 at January 1, 2022 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Industry and Business Overview
We had consolidated bookings of $210.9 million in the third quarter of 2022, down from the robust bookings experienced in the first and second quarters of 2022 of $266.1 million and $265.9 million, respectively, and $244.7 million in the third quarter of 2021, as industrial demand has moderated. Demand for our capital equipment products was down 39% sequentially primarily from our Industrial Processing segment where demand has slowed following major capacity additions over the past several years. We continue to see strong demand for our parts and consumables, down slightly from record

KADANT INC.

demand in the first half of 2022. We expect a lower level of bookings in the last quarter of 2022 compared to previous quarters as end-market demand slows in response to actions taken by the central banks in several countries to control inflation. We ended the third quarter of 2022 with consolidated backlog of $350.3 million. An overview of our business by segment is as follows:
•Flow Control – Our Flow Control segment had its third highest bookings quarter, following record bookings in the first half of 2022, increasing 11% compared to the third quarter of 2021. This increase included an 8% decrease from the unfavorable effect of foreign currency translation. Orders for both parts and consumables products and capital equipment continue to be strong due in part to high energy prices as customers seek to optimize energy utilization. We expect bookings to moderate in the last quarter of 2022 compared with the record booking performance achieved during the first nine months of 2022 due to growing uncertainty in the macroeconomic environment.
•Industrial Processing – Our Industrial Processing segment bookings decreased 34% compared to record bookings in the third quarter of 2021, and 29% sequentially after several quarters of growth, in part due to lower demand for capital equipment at our wood processing business. This decrease was largely due to a reversion to more typical demand after a period of high activity. In addition, capital bookings decreased at our stock-preparation business compared to strong bookings in the third quarter of 2021. We expect sequentially higher capital bookings in our Industrial Processing segment in the last quarter of 2022, but lower than the first and second quarters of 2022, as demand for capital equipment returns to more typical levels. Orders for parts and consumables products at our Industrial Processing segment increased sequentially and over the third quarter of 2021, however, we anticipate lower bookings in the last quarter of 2022 compared to the robust demand we experienced in prior quarters of 2022.
•Material Handling – Our Material Handling segment bookings decreased 2% compared to the third quarter of 2021, including a 5% decrease from the unfavorable effect of foreign currency translation. We expect demand for our material handling products to continue to moderate in the last quarter of 2022 compared with the record levels experienced in the first half of the year.

Many of our operations continue to be impacted by labor availability and supply chain constraints, the latter of which resulted in inflationary pressure on material costs, longer lead times, and increased freight costs. Our businesses are alleviating supply chain constraints through various measures, including advance purchases of raw materials to prevent potential manufacturing disruptions and mitigating increased material and freight costs through price adjustments, when possible. We believe that the fundamentals of our business will remain positive, particularly given our high backlog and ongoing strength in the markets we serve. Despite this optimism, we expect our operating environment to continue to be challenging as a result of the factors impacting our business discussed above and the uncertainties and risks surrounding the COVID-19 pandemic, including China's zero-COVID policy. For more information related to these challenges, and other factors impacting our business, including recent geopolitical tensions, please see Risk Factors included in Part II, Item 1A, of this report, and Part I, Item 1A, of our Annual Report and subsequent filings with the SEC.

International Sales
Slightly more than half of our sales are to customers outside the United States, mainly in Europe, Asia, and Canada. As a result, our financial performance can be materially affected by currency exchange rate fluctuations between the U.S. dollar and foreign currencies. In the first nine months of 2022, we experienced a significant unfavorable foreign currency translation effect on our results of operations compared to 2021 due to the strengthening of the U.S. dollar against foreign currencies in countries in which we operate, especially the euro. We expect this trend to continue throughout the remainder of the year. We currently do not use derivative instruments to hedge our exposure to exchange rate fluctuations created by the translation into the U.S. dollar of our foreign subsidiaries' results that are in functional currencies other than the U.S. dollar. To mitigate the impact of foreign currency transaction fluctuations, we generally seek to charge our customers in the same currency in which our operating costs are incurred. Additionally, we may enter into forward currency exchange contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies.

Global Trade
The United States imposes tariffs on certain imports from China, which has and will continue to increase the cost of some of the equipment that we import. Although we have worked to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Risk Factors, included in Part II, Item 1A, of this report, and Part I, Item 1A, of our Annual Report and subsequent filings with the SEC.

KADANT INC.

Acquisitions
We expect that a significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to pursue acquisition opportunities.
In the third quarter of 2021, we acquired The Clouth Group of Companies (Clouth) for $92.9 million, net of cash acquired plus debt assumed. Clouth, which is included in our Flow Control segment, is a leading manufacturer of doctor blades and related equipment used in the production of paper, packaging, and tissue. We expect several synergies in connection with this acquisition, including deepening our presence in the growing ceramic blade market and expansion of product sales at our existing businesses by leveraging Clouth's complementary global geographic footprint. Clouth has three manufacturing facilities in Germany and one in Poland.
In the third quarter of 2021, we also acquired East Chicago Machine Tool Corporation (Balemaster) for $53.5 million, net of cash acquired. Balemaster, which is included in our Material Handling segment, is a leading U.S. manufacturer of horizontal balers and related equipment used primarily for recycling packaging waste at corrugated box plants and large retail and distribution centers. We expect several synergies in connection with this acquisition, including expanding our presence in the secondary material processing sector and creating new opportunities for leveraging our high-performance balers produced in Europe.
In the fourth quarter of 2021, we acquired the assets of a business in India for $2.9 million, which is included in our Industrial Processing segment.

Results of Operations

Third Quarter 2022 Compared With Third Quarter 2021

Revenue
The following table presents the change in revenue by segment between the third quarters of 2022 and 2021, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by segment in the third quarters of 2022 and 2021 was as follows:

							(Non-GAAP)
	Three Months Ended				Currency Translation	Acquisition	Change in Organic Revenue
(In thousands, except percentages)	October 1, 2022	October 2, 2021	Total Increase	% Change			Increase	% Change
Flow Control	$86,880	$76,253	$10,627	14%	$(6,286)	$—	$16,913	22%
Industrial Processing	86,085	81,620	4,465	5%	(4,868)	154	9,179	11%
Material Handling	51,545	41,916	9,629	23%	(2,864)	—	12,493	30%
Consolidated Revenue	$224,510	$199,789	$24,721	12%	$(14,018)	$154	$38,585	19%

Consolidated revenue increased 12% in the third quarter of 2022, including a 7% decrease from the unfavorable effect of foreign currency translation. Organic revenue increased 19% due to higher demand for capital equipment across all segments and parts and consumables products, principally at our Flow Control and Material Handling segments as described below.
Revenue at our Flow Control segment increased 14% in the third quarter of 2022, while organic revenue increased 22%. The increase in organic revenue was due to higher demand for both parts and consumables products and capital equipment resulting in part from high energy prices as customers seek to optimize energy utilization. Parts and consumables revenue was particularly strong in Europe and North America due to improved market conditions and price increases. Increased demand for capital equipment was driven primarily by our Chinese operations due to several large projects.
Revenue at our Industrial Processing segment increased 5% in the third quarter of 2022, while organic revenue increased 11%. Organic revenue increased principally due to higher demand for capital equipment at our wood processing businesses in North America and parts and consumables products throughout our Industrial Processing segment. These

KADANT INC.

increases were partially offset by a decrease in demand for capital equipment at our stock-preparation businesses as mills focus on installing and optimizing capital equipment purchased in prior periods.
Revenue at our Material Handling segment increased 23% in the third quarter of 2022, while organic revenue increased 30%, due to higher demand for both capital equipment and parts and consumables products. Increased demand at our conveying and vibratory equipment business was driven by several large capital equipment orders in North America, as well as price increases to offset higher input costs. At our baling business, increased demand for our capital equipment in both North America and Europe was offset in part by a decrease in parts and consumables revenue in Europe partially due to shipment delays.
Gross Profit Margin
Gross profit margin by segment in the third quarters of 2022 and 2021 was as follows:

	Three Months Ended		Basis Point Change
	October 1, 2022	October 2, 2021
Flow Control	51.6%	49.7%	190	bps
Industrial Processing	39.3%	39.7%	(40)	bps
Material Handling	32.3%	31.9%	40	bps
Consolidated Gross Profit Margin	42.5%	41.9%	60	bps

Consolidated gross profit margin increased to 42.5% in the third quarter of 2022 compared with 41.9% in the third quarter of 2021, which included $2.2 million of amortization of acquired profit in inventory that lowered gross profit margin in the 2021 period by 1.1 percentage points.
Within our operating segments, gross profit margin:
•Increased to 51.6% at our Flow Control segment from 49.7% in the 2021 period, which included $1.8 million of amortization of acquired profit in inventory that lowered gross profit margin in the 2021 period by 2.4 percentage points.
•Decreased to 39.3% from 39.7% at our Industrial Processing segment due to the impact of lower-margin capital equipment revenue at our wood processing businesses.
•Increased to 32.3% at our Material Handling segment from 31.9% in the 2021 period, which included $0.4 million of amortization of acquired profit in inventory that lowered gross profit margin in the 2021 period by 0.9 percentage points.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the third quarters of 2022 and 2021 were as follows:

	Three Months Ended
(In thousands, except percentages)	October 1, 2022	% of Revenue	October 2, 2021	% of Revenue	Increase (Decrease)	% Change
Flow Control	$20,717	24%	$19,658	26%	$1,059	5%
Industrial Processing	14,660	17%	15,229	19%	(569)	(4)%
Material Handling	9,321	18%	9,465	23%	(144)	(2)%
Corporate	8,455	N/A	7,964	N/A	491	6%
Consolidated SG&A Expenses	$53,153	24%	$52,316	26%	$837	2%

Consolidated SG&A expenses as a percentage of revenue decreased to 24% in the third quarter of 2022 compared with 26% in the third quarter of 2021 principally due to a 12% increase in revenue. Consolidated SG&A expenses increased $0.8 million due to increased compensation expense associated with existing and new personnel and increased selling-related costs. These increases were largely offset by a $3.4 million favorable effect of foreign currency translation and a decrease of $0.9 million in incremental acquisition-related costs.

KADANT INC.

Within our operating segments, SG&A expenses:
•Increased $1.1 million at our Flow Control segment principally due to increased compensation expense associated with existing and new personnel and increased travel costs. These increases were partially offset by a $1.9 million favorable effect of foreign currency translation and a decrease of $0.5 million in acquisition-related costs.
•Decreased $0.6 million at our Industrial Processing segment principally due to a $0.9 million favorable effect of foreign currency translation. This decrease was offset in part by increased compensation expense and selling-related costs.
•Decreased $0.1 million at our Material Handling segment principally due a $0.5 million favorable effect of foreign currency translation and a $0.4 million decrease in acquisition-related costs. These decreases were largely offset by increased compensation expense.
•Increased $0.5 million at Corporate primarily due to increased incentive compensation and travel costs.

Gain on Sale and Other Costs, Net
During the third quarter of 2022, we recorded restructuring costs within our Flow Control segment of $0.1 million, which consisted of severance costs related to the termination of two employees. This restructuring plan was initiated in the fourth quarter of 2021 to eliminate a redundant ceramic blade manufacturing operation that resulted from our acquisition of Clouth.

Interest Expense
Interest expense increased to $1.7 million in the third quarter of 2022 from $1.3 million in the third quarter of 2021 due to a higher weighted-average interest rate, partially offset by lower average debt outstanding in the third quarter of 2022 compared to the third quarter of 2021.

Provision for Income Taxes
Provision for income taxes increased to $9.7 million in the third quarter of 2022 from $6.7 million in the third quarter of 2021. The effective tax rate of 26% in the third quarter of 2022 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and state taxes. The effective tax rate of 25% in the third quarter of 2021 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, and tax expense associated with Global Intangible Low-Taxed Income (GILTI) provisions. These increases in tax expense in the third quarter of 2021 were offset in part by a decrease in tax expense related to the net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income increased to $27.7 million in the third quarter of 2022 from $20.7 million in the third quarter of 2021 primarily due to a $10.2 million increase in operating income, offset in part by a $3.0 million increase in provision for income taxes (see discussions above for further details).

First Nine Months 2022 Compared With First Nine Months 2021

Revenue
The following table presents changes in revenue and organic revenue by segment between the first nine months of 2022 and 2021. Organic revenue is a non-GAAP measure as defined above in the results of operations for the third quarter of 2022 compared with the third quarter of 2021.

KADANT INC.

Revenue by segment in the first nine months of 2022 and 2021 was as follows:

							(Non-GAAP)
	Nine Months Ended				Currency Translation	Acquisitions	Change in Organic Revenue
(In thousands, except percentages)	October 1, 2022	October 2, 2021	Total Increase	% Change			Increase	% Change
Flow Control	$257,926	$210,769	$47,157	22%	$(10,663)	$24,222	$33,598	16%
Industrial Processing	263,572	233,455	30,117	13%	(9,940)	473	39,584	17%
Material Handling	151,141	123,839	27,302	22%	(6,358)	15,371	18,289	15%
Consolidated Revenue	$672,639	$568,063	$104,576	18%	$(26,961)	$40,066	$91,471	16%

Consolidated revenue in the first nine months of 2022 increased 18%, including a 7% increase from acquisitions and a 5% decrease from the unfavorable effect of foreign currency translation. Organic revenue increased 16%, principally driven by higher demand for capital equipment led by our Industrial Processing segment and parts and consumables at our Flow Control segment and, to a lesser extent, Industrial Processing segment, as described below.
Revenue at our Flow Control segment increased 22% in the first nine months of 2022, while organic revenue increased 16%. Organic revenue increased due to higher demand for our parts and consumables products in North America and Europe due to improved market conditions, especially compared to the first half of 2021. Also contributing to the organic revenue increase was higher demand for capital equipment in China and Europe primarily for our doctoring, cleaning, and filtration systems.
Revenue at our Industrial Processing segment increased 13% in the first nine months of 2022, while organic revenue increased 17%, due to higher demand for capital equipment, principally in Europe and North America and, to a lesser extent, a higher demand for parts and consumables, primarily in North America. Increased demand for our wood processing business products, for both capital and parts and consumables products, principally in North America, was driven by high mill activity, which resulted in increased capital investment and higher parts consumption. In addition, increased demand for capital equipment at our stock-preparation businesses, primarily at our European and Chinese operations, due to improved market conditions compared to early 2021.
Revenue at our Material Handling segment increased 22% in the first nine months of 2022, while organic revenue increased 15%, due to higher demand for capital equipment at our European baling operations driven by improved business conditions, and parts and consumables at our vibratory and conveying business in North America resulting from strong demand in the aggregate and food and packaging industries.

Gross Profit Margin
Gross profit margin by segment in the first nine months of 2022 and 2021 was as follows:

	Nine Months Ended		Basis Point Change
	October 1, 2022	October 2, 2021
Flow Control	52.3%	51.8%	50	bps
Industrial Processing	38.8%	40.1%	(130)	bps
Material Handling	34.8%	33.8%	100	bps
Consolidated Gross Profit Margin	43.1%	43.1%	0	bps

Consolidated gross profit margin remained flat at 43.1% in the first nine months of 2022 compared with the first nine months of 2021. The consolidated gross profit margin in 2021 was impacted by $2.2 million of amortization of acquired profit in inventory, which lowered gross profit margin in the 2021 period by 0.4 percentage points, partially offset by the benefits received from government employee retention assistance programs of $0.9 million in the 2021 period, which increased gross profit margin by 0.2 percentage points.
Within our operating segments, gross profit margin:
•Increased to 52.3% at our Flow Control segment from 51.8% in the 2021 period, which included $1.8 million of amortization of acquired profit in inventory that lowered gross profit margin in the 2021 period by 0.9 percentage points.
•Decreased to 38.8% from 40.1% at our Industrial Processing segment due to the impact of lower-margin capital equipment revenue at our wood processing businesses and at our Chinese stock-preparation business in the 2022

KADANT INC.

period, and the inclusion of $0.7 million for benefits received from government employee retention assistance programs, which increased gross profit margin in the 2021 period by 0.3 percentage points.
•Increased to 34.8% from 33.8% at our Material Handling segment primarily due to a higher gross profit margin profile from our Balemaster business acquired in 2021 and the inclusion of $0.4 million of amortization of acquired profit in inventory, which lowered gross profit margin in the 2021 period by 0.3 percentage points.

Selling, General, and Administrative Expenses
SG&A expenses by segment in the first nine months of 2022 and 2021 were as follows:

	Nine Months Ended
(In thousands, except percentages)	October 1, 2022	% of Revenue	October 2, 2021	% of Revenue	Increase	% Change
Flow Control	$63,770	25%	$54,226	26%	$9,544	18%
Industrial Processing	46,643	18%	45,339	19%	1,304	3%
Material Handling	29,823	20%	27,518	22%	2,305	8%
Corporate	27,404	N/A	23,931	N/A	3,473	15%
Consolidated SG&A Expenses	$167,640	25%	$151,014	27%	$16,626	11%

Consolidated SG&A expenses as a percentage of revenue decreased to 25% in the first nine months of 2022 compared with 27% in the first nine months of 2021 principally due to an 18% increase in revenue. Consolidated SG&A expenses increased $16.6 million due to the inclusion of $11.3 million of SG&A expenses from acquisitions, increased compensation expense associated with existing and new personnel, increased selling-related costs associated with improved business conditions, and the inclusion of benefits received from government employee retention assistance programs of $1.4 million in the first nine months of 2021. These increases were offset in part by a $6.5 million favorable effect of foreign currency translation and a decrease of $2.1 million in incremental acquisition-related costs.
Within our operating segments, SG&A expenses:
•Increased $9.5 million at our Flow Control segment principally due to the inclusion of $7.8 million of SG&A expenses from Clouth, increased compensation and travel costs, and the inclusion of benefits received from government employee retention assistance programs of $0.8 million in the first nine months of 2021. These increases were partially offset by a $3.2 million favorable effect of foreign currency translation and a decrease of $1.6 million in incremental acquisition-related costs.
•Increased $1.3 million at our Industrial Processing segment due to increased compensation and selling-related costs, a $0.6 million reversal of an indemnification asset related to the release of tax reserves, and the inclusion of benefits received from government employee retention assistance programs of $0.5 million in the first nine months of 2021. These increases were partially offset by a $2.2 million favorable effect of foreign currency translation and a decrease of $0.2 million in incremental acquisition-related costs.
•Increased $2.3 million at our Material Handling segment principally due to the inclusion of $3.1 million of SG&A expenses from Balemaster, increased travel costs, and the inclusion of benefits received from government employee retention assistance programs of $0.2 million in the first nine months of 2021. These increases were partially offset by a $1.2 million favorable effect of foreign currency translation and a decrease of $0.3 million in incremental acquisition-related costs.
•Increased $3.5 million at Corporate primarily due to increased compensation expense for existing and new personnel.

Gain on Sale and Other Costs, Net
Gain on Sale of Assets
We entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights at one of our subsidiaries in China for $25.2 million. The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, we recognized a gain on the sale of these assets of $20.2 million, or $15.1 million, net of deferred taxes of $5.1 million, in the first quarter of 2022. A receivable of $16.1 million was recognized for the present value of the remaining amount of the sale proceeds, which is due the earlier of when the government sells the property or within two years from the effective date of the agreements. The receivable outstanding at October 1, 2022 was $14.6 million. Our

KADANT INC.

subsidiary, which is part of our Industrial Processing segment, will continue to occupy its current facility until construction of its new facility is complete.

Other Costs
During the first quarter of 2022, we recognized an impairment charge of $0.2 million related to the write-down of certain fixed assets that will not be moved to the new manufacturing facility in China, as discussed above.
During the third quarter of 2022, we recorded restructuring costs within our Flow Control segment of $0.1 million which consisted of severance costs related to the termination of two employees. This restructuring plan was initiated in the fourth quarter of 2021 to eliminate a redundant ceramic blade manufacturing operation that resulted from our acquisition of Clouth.

Interest Expense
Interest expense increased to $4.3 million in the first nine months of 2022 from $3.5 million in the first nine months of 2021 due to a higher weighted-average interest rate, partially offset by lower average debt outstanding in the first nine months of 2022 compared to the first nine months of 2021.

Provision for Income Taxes
Provision for income taxes increased to $33.1 million in the first nine months of 2022 from $21.3 million in the first nine months of 2021. The effective tax rate of 26% in the first nine months of 2022 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and state taxes. The effective tax rate of 26% in the first nine months of 2021 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and tax expense associated with GILTI. These increases in tax expense in the first nine months of 2021 were offset in part by a decrease in tax expense related to the net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income increased to $95.5 million in the first nine months of 2022 from $60.5 million in the first nine months of 2021 primarily due to a $47.2 million increase in operating income, offset in part by a $11.8 million increase in provision for income taxes (see discussions above for further details).

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

KADANT INC.

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
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Income Attributable to Kadant	$27,487	$20,461	$94,849	$59,886
Net Income Attributable to Noncontrolling Interest	184	237	672	635
Provision for Income Taxes	9,746	6,742	33,075	21,252
Interest Expense, Net	1,450	1,265	3,671	3,321
Other Expense, Net	19	23	60	71
Operating Income	38,886	28,728	132,327	85,165
Gain on Sale (a)	—	—	(20,190)	—
Acquisition Costs	410	718	486	2,619
Indemnification Asset Reversal (b)	—	—	575	—
Impairment and Restructuring Costs	72	—	254	—
Acquired Backlog Amortization (c)	—	604	703	691
Acquired Profit in Inventory Amortization (d)	—	2,216	(218)	2,216
Adjusted Operating Income (non-GAAP measure)	39,368	32,266	113,937	90,691
Depreciation and Amortization	8,456	8,591	25,684	23,906
Adjusted EBITDA (non-GAAP measure)	$47,824	$40,857	$139,621	$114,597
Adjusted EBITDA Margin (non-GAAP measure)	21.3%	20.5%	20.8%	20.2%

A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cash Provided by Operating Activities	$24,897	$37,932	$67,462	$101,410
Less: Capital Expenditures (e)	(6,376)	(3,370)	(16,191)	(7,688)
Free Cash Flow (non-GAAP measure)	$18,521	$34,562	$51,271	$93,722

(a) Consists of a $20.2 million gain on the sale of a Chinese facility in our Industrial Processing segment pursuant to a relocation plan (as discussed above).
(b) Represents an indemnification asset reversal related to the release of tax reserves associated with uncertain tax positions.
(c) Represents intangible amortization expense associated with acquired backlog.
(d) Represents expense (income) within the cost of revenue associated with amortization of acquired profit in inventory.
(e) Includes capital expenditures of $2.2 million and $5.4 million in the three and nine months ended October 1, 2022, respectively, associated with the construction of a new manufacturing facility in China (as discussed below).

Liquidity and Capital Resources

Consolidated working capital was $188.0 million at October 1, 2022, compared with $162.4 million at January 1, 2022. Cash and cash equivalents were $72.9 million at October 1, 2022, compared with $91.2 million at January 1, 2022, which included cash and cash equivalents held by our foreign subsidiaries of $70.7 million at October 1, 2022 and $83.8 million at January 1, 2022.

KADANT INC.

Cash Flows
Cash flow information in the first nine months of 2022 and 2021 was as follows:

	Nine Months Ended
(In thousands)	October 1, 2022	October 2, 2021
Net Cash Provided by Operating Activities	$67,462	$101,410
Net Cash Used in Investing Activities	(13,923)	(148,587)
Net Cash (Used in) Provided by Financing Activities	(62,112)	66,714
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(10,474)	(2,513)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(19,047)	$17,024

Operating Activities
Cash provided by operating activities decreased to $67.5 million in the first nine months of 2022 from $101.4 million in the first nine months of 2021 due to the timing of investments in working capital. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations.
Cash provided by net income in the first nine months of 2022 was offset in part by investments in working capital. Increases in inventory and accounts receivable used cash of $54.5 million, including $33.8 million for inventory primarily related to capital equipment orders that will ship in the fourth quarter of 2022 and first half of 2023. These uses of cash were offset in part by $16.2 million of cash provided by customer deposits.
Cash provided by operating activities in the first nine months of 2021 was due to cash provided by net income and working capital. Cash provided by working capital in 2021 included $19.8 million from accounts payable related to inventory purchases for increased order activity and $19.6 million in customer deposits for capital equipment orders. These sources of cash were offset in part by cash used of $32.9 million for accounts receivable and inventory as a result of revenue growth and to support increased demand.

Investing Activities
Cash used in investing activities was $13.9 million in the first nine months of 2022, compared with $148.6 million in the first nine months of 2021. Cash used in investing activities in the first nine months of 2022 included capital expenditures of $16.2 million, which included $5.4 million for expenditures associated with the construction of a new manufacturing facility in China. This use of cash was partially offset by proceeds received from the sale of assets of $2.1 million. Cash used in investing activities in the first nine months of 2021 included $141.5 million for acquisitions and $7.7 million for capital expenditures.

Financing Activities
Cash used in financing activities was $62.1 million in the first nine months of 2022, compared with cash provided by financing activities of $66.7 million in the first nine months of 2021. Repayment of short- and long-term obligations was $69.5 million in the first nine months of 2022, partially offset by borrowings under our revolving credit facility of $21.6 million compared to borrowings under our revolving credit facility of $151.9 million in the first nine months of 2021, partially offset by repayment of short- and long-term obligations of $72.7 million. Cash dividends paid to stockholders were $9.0 million in the first nine months of 2022 and $8.6 million in the first nine months of 2021. In addition, taxes paid related to the vesting of equity awards was $4.6 million in the first nine months of 2022 compared to $3.4 million in the first nine months of 2021.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $10.5 million reduction in cash, cash equivalents, and restricted cash in the first nine months of 2022 was primarily attributable to the strengthening of the U.S. dollar against the euro and Chinese renminbi and, to a lesser extent, the British pound sterling.

Borrowing Capacity and Debt Obligations
We entered into an unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). As of October 1, 2022, the outstanding balance under the Credit Agreement was $195.0 million, which included $71.0 million of euro-denominated borrowings. As of October 1, 2022, we have a borrowing capacity

KADANT INC.

available under the Credit Agreement of $206.3 million in addition to a $150.0 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75, or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.00. As of October 1, 2022, our leverage ratio was 0.94 and we were in compliance with our debt covenants. We expect to renew our Credit Agreement prior to its maturity date of December 14, 2023. See Note 5, Short- and Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 19, 2022, our board of directors approved the repurchase of up to $50 million of our equity securities during the period from May 19, 2022 to May 19, 2023. We have not repurchased any shares of our common stock under this authorization or under our previous $20 million authorization, which expired on May 20, 2022.
We paid cash dividends of $9.0 million in the first nine months of 2022. On September 8, 2022, we declared a quarterly cash dividend of $0.26 per share totaling $3.0 million that will be paid on November 10, 2022. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $11 to $13 million during the remainder of 2022 for property, plant, and equipment, including $6 million for a new manufacturing facility. One of our Chinese subsidiaries is building a new manufacturing facility and relocating over the next two years. Capital expenditures for the new facility are estimated to be approximately $20 million, including $11 million in 2022. The cost of the new facility will be offset by the proceeds received from the sale of our existing facility. See Note 2, Gain on Sale and Other Costs, Net, in the accompanying condensed consolidated financial statements for additional information regarding the relocation of our Chinese manufacturing facility.
As of October 1, 2022, we had approximately $219.8 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $198.2 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first nine months of 2022, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $3.5 million.
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

Contractual Obligations and Other Commercial Commitments
There have been no material changes to our contractual obligations and other commercial commitments during the first nine months of 2022 compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report.

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

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2022. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of October 1, 2022, our Chief Executive Officer and Chief Financial Officer concluded that as of October 1, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and initially created significant disruption of the financial markets. The COVID-19 pandemic has adversely affected, and may adversely affect in the future, our business and results of operations, as government authorities have imposed, and may in the future impose, temporary mandatory closures of our facilities, travel restrictions, work-from-home orders, vaccine or testing mandates and social distancing protocols and other restrictions that have impacted our ability to adequately staff and maintain our operations at normal levels. China’s zero-COVID policy resulted in the closure of one of our manufacturing facilities in China for a period of time and such policy heightens the risk that our facilities in China may be closed by government authorities in the future as a

KADANT INC.

result of any COVID cases in a particular geographic area, which could cause disruptions to our business that could adversely impact our financial results. Additionally, our financial results have been adversely impacted and may be adversely impacted in the future by decreased levels of bookings, customer-requested delays on certain capital projects and service work, customer downtime and shutdowns, and visitation restrictions at customer facilities, all of which have affected and may adversely affect in the future our ability to recognize revenue for sales of our products and services. We have incurred costs and may incur costs in the future related to COVID-19, such as increased employee benefit costs, if our employees contract COVID-19 and require hospitalization or other costly medical treatment, which may also adversely affect our financial results. In March 2020, we experienced a significant decrease in market capitalization due to a decline in our stock price, and the overall U.S. stock market also declined significantly amid market volatility driven by the uncertainty surrounding the outbreak of COVID-19. The future impact of the COVID-19 pandemic could include further disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
The COVID-19 pandemic has evolved and continues to evolve rapidly. As a result, we cannot reasonably estimate the scope of the impact of the COVID-19 pandemic, including the potential impact of emerging variants or the response of government authorities to any such variants or other developments, on our business and the adverse effect and impact the COVID-19 pandemic may ultimately have on our business and our stock price. For instance, we may face additional requests from customers to delay the production or delivery of our products, particularly capital equipment products, which would affect our ability to recognize revenue for sales of such products. Other customers may decide not to proceed with large capital equipment orders in order to conserve their cash. A delay on our part of the production of our products may lead to liquidated damages owed to our customers. Further implementation, extension or renewal of government-mandated closures, “shelter-in-place” orders, particularly as a result of China's zero-COVID policy, or vaccine or testing mandates related to the COVID-19 pandemic may create further disruption to our operations, our workforce, the supply chain, and our customer and vendor operations. The effects of the COVID-19 pandemic on the global economy are uncertain, and we may be further adversely affected by general economic conditions, even if government mandates are repealed. The impact of COVID-19 could worsen if new and more virulent or transmissible variants emerge which result in a resurgence of COVID-19 infection in affected regions.
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

KADANT INC.

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
Additionally, the military conflict between Russia and Ukraine and the global response to it has and may in the future adversely impact our revenues, gross margins and financial results. The United States, the European Union, and many other countries have imposed sanctions on Russia, individuals in Russia and Russian businesses, including several large banks. In 2021, our sales to Russia were $10.7 million, or 1% of our revenue. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty has and could continue to have in the future a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from these new challenges. The current conflict between Russia and Ukraine may also have the effect of heightening other risks disclosed in our Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransomware attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including any fuel surcharges in response to rising fuel costs; our ability to implement and execute our business strategy; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Such restrictions could have a material adverse impact on our business and operating results going forward.

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

KADANT INC.

Date: November 9, 2022	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)