Form 10-K
period 2022-12-31
KADANT INC
filed 2023-02-28
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of July 2, 2022 (based on the closing price per share as reported on the New York Stock Exchange on the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $2,138,187,000. For purposes of the immediately preceding sentence, the term "affiliate" consists of each director and executive officer of the Registrant.
As of February 17, 2023, the Registrant had 11,674,218 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2022

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
Unless otherwise noted, references to 2022, 2021, and 2020 in this Annual Report on Form 10-K are to our fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.

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
We expect that one significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. In recent years, we have acquired several businesses and continue to pursue acquisition opportunities.

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

Kadant Inc.

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

Kadant Inc.

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

Kadant Inc.

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

Dependency on a Single Customer
No single customer accounted for 10% or more of our consolidated revenues in any of the past three years. In addition, within our Flow Control, Industrial Processing, and Material Handling segments, no single customer accounted for more than 10% of each of the respective segment's revenue.
Approximately 55% in 2022, 58% in 2021, and 55% in 2020, of our consolidated revenue were to customers outside the United States, principally in Europe, Asia and Canada.

Backlog
Our backlog of firm orders by segment are as follows:

(In millions)	December 31, 2022	January 1, 2022
Flow Control	$80.2	$73.1
Industrial Processing	197.8	185.2
Material Handling	67.3	51.6
	$345.3	$309.9
We anticipate that the majority of the backlog at year-end 2022 will be shipped within 24 months. Some of our capital orders can be canceled by the customer upon payment of a cancellation fee.

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
Our research and development expenses were $12.7 million in 2022, $11.4 million in 2021, and $11.3 million in 2020.

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

Competition
We are a leading supplier of systems and equipment in each of our product lines within our Flow Control segment and there are several global and numerous local competitors in each market. In our Industrial Processing segment, we compete with a limited number of global and regional competitors in the forest products markets and fiber processing equipment markets. In our Material Handling segment, we compete with numerous global, regional, and local competitors for our conveying and vibratory equipment, and strong regional competitors for our baling equipment and fiber-based granules offerings. Because of the diversity of our products, we face many different types of competitors and competition. We compete primarily on the basis of technical expertise, product innovation, and product performance. We believe the reputation that we have established for high-performance, high-reliability products supported by our in-depth process knowledge and application expertise provides us with a competitive advantage. In addition, a significant portion of our business is generated from our worldwide customer base. To maintain this base, we have emphasized our global presence, local support, and problem-solving relationship with our customers. Our success primarily depends on the following factors:

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

Flow Control Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2023 to 2050, related to fluid handling and doctoring, cleaning, and filtration equipment. From time to time, we enter into licenses with other companies for products that serve the pulp, papermaking, converting, and paper recycling industries.

Industrial Processing Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2023 to 2040, related to stock-preparation and wood processing systems and equipment.

Material Handling Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2023 to 2041, related to various aspects of conveyor belt systems and conveying apparatus, and baling equipment. We license one of our two significant product brand names, Link-Belt®, from a third party pursuant to a trademark license agreement. Approximately a quarter of our Material Handling segment revenue in 2022 was generated by sales of conveying equipment under the Link-Belt® name. Under the terms of the license agreement, we have a worldwide, exclusive, royalty-free, perpetual license to use the Link-Belt® trademark in connection with such products.
We also currently hold several U.S. patents, expiring on various dates ranging from 2026 to 2034, related to various aspects of the processing of fiber-based granules and the use of these materials in agricultural, home lawn and garden, professional lawn, turf and ornamental applications, and for oil and grease absorption.

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

Kadant Inc.

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
As of December 31, 2022, we had approximately 3,100 full-time employees worldwide. Of our full-time employees, approximately 46% were in North America, 32% were in Europe and 19% were in Asia. Other than certain of our Canadian employees and typical works councils outside of the U.S., none of our employees are represented by labor unions or covered by a collective bargaining agreement.
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

Kadant Inc.

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

Information about our Executive Officers
The following table summarizes certain information concerning our executive officers as of February 17, 2023:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
Jeffrey L. Powell	64	President and Chief Executive Officer (2009)
Michael J. McKenney	61	Executive Vice President and Chief Financial Officer (2002)
Stacy D. Krause	46	Senior Vice President, General Counsel, and Secretary (2018)
Dara F. Mitchell	54	Senior Vice President, Corporate Development (2021)
Deborah S. Selwood	54	Senior Vice President and Chief Accounting Officer (2015)
Peter J. Flynn	72	Senior Vice President (2019)
Thomas Andrew Blanchard	64	Vice President (2021)
Michael C. Colwell	57	Vice President (2019)
Fredrik H. Westerhout	58	Vice President (2021)
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
Ms. Krause has been our senior vice president, general counsel, and secretary since November 2021 and served as our vice president, general counsel and secretary from July 2018 to November 2021. She served as our deputy general counsel from December 2017 to June 2018. Prior to joining us, Ms. Krause was head of commerce cloud commercial legal at salesforce.com, inc., a global SAAS software company, from July 2016 to December 2017. She previously served as assistant general counsel of Demandware, Inc., a global SAAS software company, from January 2014 to July 2016, prior to its acquisition by salesforce.com, and was assistant general counsel of Entegris, Inc., a provider of advanced materials and materials handling solutions, from 2011 to 2014. Prior to 2011, Ms. Krause was a lawyer in the corporate transactional department of Wilmer Cutler Pickering Hale and Dorr LLP.
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
Mr. Flynn has been our senior vice president since August 2022 and provides strategic management support, including management of special projects. He previously served as our vice president from July 2019 to July 2022 with supervisory responsibility for our stock-preparation business, which is part of our Industrial Processing segment, and our baling product

Kadant Inc.

line, which is part of our Material Handling segment. Prior to July 2019, Mr. Flynn served as the president of our Kadant Black Clawson LLC subsidiary from 2003 to 2019. Kadant Black Clawson manufactures stock-preparation equipment primarily for the pulp and paper industry.
Mr. Blanchard has been our vice president responsible for our Material Handling segment since August 2022, and prior to that, had supervisory responsibility for our conveying and vibratory equipment and fiber-based products businesses from November 2021 to July 2022. Mr. Blanchard previously served as the president of our Syntron Material Handling subsidiaries (SMH) since January 2019 when we acquired SMH. He also served as the president of SMH from June 2014 to January 2019 prior to our acquisition. SMH, which is part of our Material Handling segment, designs and manufactures conveyors and vibratory feeders for bulk material handling in the aggregates, mining and food industries.
Mr. Colwell has been our vice president responsible for our Industrial Processing segment since August 2022, and prior to that, had supervisory responsibility for our wood processing business, which is part of our Industrial Processing segment, from July 2019 to July 2022. He previously had responsibility for our fiber-based products business from July 2019 to November 2021. Mr. Colwell previously served as the president of Kadant Carmanah Design, a division of our subsidiary Kadant Canada Corp., from 2013 to 2019. Carmanah, which is part of our wood processing business, designs and manufactures equipment for the oriented strand board industry. Mr. Colwell previously served as the president and chief executive officer of Carmanah Design and Manufacturing Inc. from April 2010 until its acquisition by us in November 2013.
Mr. Westerhout has been our vice president responsible for our Flow Control segment since November 2021. Mr. Westerhout previously served as the vice president of our flow control subsidiaries in Europe since April 2014.

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
We sell products worldwide to global process industries and a significant portion of our revenue is from customers based in North America, Europe and China. Uncertainties in global and regional economic outlooks have negatively affected, and may in the future negatively affect, demand for our customers' products and, as a consequence, our products and services, especially our capital equipment systems and products, and our operating results. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers and suppliers, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in process industries, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular due to political or economic developments, could cause the expectations for our business to differ materially in the future.

Revenues from the sale of large capital equipment and systems projects are often difficult to predict accurately, especially in periods of economic uncertainty, and large capital equipment projects require significant investment requiring our customers to secure financing, which may be difficult.
We manufacture capital equipment and systems used in process industries, including the paper, fluid handling, wood processing and material handling industries. Approximately 37% of our revenue in 2022 was from the sale of capital equipment to be used in process industries. The demand for capital equipment is variable and depends on a number of factors, including consumer demand for end products, existing manufacturing capacity, the level of capital spending by our customers and economic conditions. As a consequence, our bookings and revenues for capital projects tend to be variable and hard to predict. It is especially difficult to accurately forecast our operating results during periods of economic uncertainty. Our customers curtail their capital and operating spending during periods of economic uncertainty and are cautious about resuming spending as market conditions improve. Levels of consumer spending on non-durable goods, demand for food and beverage packaging, and demand for new housing and remodeling are all factors that affect paper and wood processing companies' demand for our products. Expansion of bulk material handling capacity and infrastructure spending are factors that affect demand for material handling equipment. Reductions in demand levels in any of these areas can negatively impact our business. As companies in

Kadant Inc.

our customers' industries consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity additions or expansion projects. Capacity growth and investment can be uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production.
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

We have significant international sales and operations and face risks related to health epidemics and pandemics, including the COVID-19 pandemic, which has presented and may continue to present challenges to our business and results of operations.
Our business and operations have been and may continue to be challenged by the effects of the COVID-19 pandemic and may be challenged by other adverse public health developments, including disruptions or restrictions on our employees’ and other service providers’ ability to travel, temporary closures of our facilities or the facilities of our customers, suppliers or other vendors in our supply chain, potentially including single source suppliers, and other disruptions in the supply chain. In addition, the COVID-19 pandemic has impacted and other disease outbreaks could impact global trade, and adversely affect the U.S. or global economy and capital markets.
The COVID-19 pandemic negatively affected the global economy, disrupted global supply chains, resulted in significant travel and transport restrictions and created significant volatility in the financial markets. China's previous zero-COVID policy has resulted in the closure of one of our manufacturing facilities in China for a period of time and such policy, if reinstituted in the future, heightens the risk that our facilities in China may be closed by government authorities as a result of any COVID-19 cases in a particular geographic area, which could cause disruptions to our business that could adversely impact our financial results. With China ceasing its zero-COVID policy, our facilities in China are managing COVID-19 cases in its employee population, which has had and may continue to have an adverse effect on our operations. Additionally, our financial results have been adversely impacted and may be adversely impacted in the future by decreased levels of bookings, customer-requested delays on certain capital projects and service work, customer downtime and shutdowns, and visitation restrictions at customer facilities, all of which have affected and may adversely affect in the future our ability to recognize revenue for sales of our products and services. We have incurred costs and may incur costs in the future related to pandemics, such as increased employee benefit costs, if our employees require hospitalization or other costly medical treatment. The future impact of pandemics could include further disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
The COVID-19 pandemic has evolved and continues to evolve rapidly. As a result, we cannot reasonably estimate the scope of the impact of this or other pandemics, including the potential impact of emerging variants or the response of government authorities to any such variants or other developments, on our business and any adverse effect and impact that pandemics may ultimately have on our business. The impact of COVID-19 could worsen if new and more virulent or transmissible variants emerge, resulting in a resurgence of COVID-19 infections in affected regions. In addition, travel, commercial and other similar restrictions put in place by various government authorities in response to COVID-19 have contributed to global supply disruptions and we have, and may in the future, incur costs to mitigate such disruptions, which could be significant. New information may emerge concerning the severity of COVID-19 or any of its variants, the pace and method through which it is transmitted, contained and/or treated, and the nature of the approach of the local governments in the jurisdictions in which we operate to handling the outbreak, any of which could impact our employees, operations, suppliers, customers and/or operating and financial results, including our ability to determine our quarterly results. We operate in 20 countries and the government responses in each of those countries have differed and resulted in varying levels of containment of COVID-19, degree and duration of closures, and nature of safety precautions, all of which we have and will continue to manage. The impact of pandemics and potential actions by government authorities in response to them may also have the effect of heightening other risks disclosed in this Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations. Although we have worked and continue to work diligently to ensure that our global facilities can operate with minimal disruption, mitigate the impact of the outbreak on our employees’ health and safety, and address the supply chain impact on ourselves and our customers, the full extent to which COVID-19 has affected and will continue to affect the global economy and our results will depend on future developments and factors that cannot be predicted.

Kadant Inc.

Implementing our acquisition strategy involves risks, and our failure to successfully implement this strategy could have a material adverse effect on our business.
We expect that one significant driver of our growth over the next several years will be the acquisition of technologies and businesses that complement or augment our existing products and services or may involve entry into a new process industry. We continue to actively pursue acquisition opportunities, some of which may be material to our business and financial performance, and involve significant cash expenditures and the incurrence of significant debt. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

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
The OSB market is highly concentrated and there are a limited number of OSB manufacturers. As a percentage of our Industrial Processing segment revenues, the two largest OSB customers accounted for 13% in 2022, 11% in 2021, and 9% in 2020. The loss of one or more of these OSB customers to a competitor could adversely affect our revenues and profitability. In addition, the market for building products is highly competitive. Products that compete with OSB include other wood panel products and substitutes for wood building products, such as nonfiber-based alternatives. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to OSB products. Changes in component prices, such as energy,

Kadant Inc.

chemicals, wood-based fibers, and nonfiber alternatives can change the competitive position of OSB relative to other available alternatives and could increase substitution. Our customers' OSB production can be adversely affected by lower-cost producers of other wood panel products and substitutes for wood building products. Lower demand for OSB products or a decline in the profitability of one or more of our customers could result in a reduction in spending on capital equipment or the shutdown or closure of an OSB mill, which could have a material adverse effect on our financial performance.

Our Wood Processing product line can be materially impacted by changes to the global timber supply.
Changes in the environment that affect natural resources such as timber may have significant effects on the sales of wood processing equipment by our Industrial Processing segment. Approximately 22% of our revenue in 2022 was from our Wood Processing product line. Changes in the environment like wildfires and damage from pests such as the mountain pine beetle have affected tracts of land in Western Canada that could have otherwise been logged by the forestry industry. Reduction in availability of timber can result in decreased logging activity, mill closures, and lower operating rates at mills, as well as reduced capital expenditures. A reduction in capital expenditures by mills would likely lead to a decrease in demand for new wood processing equipment, which would in turn affect demand for parts, as our wood processing customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mills and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for wood processing products, adverse economic conditions for our wood processing customers may make it more difficult for us to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital.

The development and increasing use of digital media has had, and will continue to have, an adverse impact on our Flow Control and Industrial Processing segments.
Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, particularly in North America and Europe, a trend which is expected to continue. Approximately 7% of our revenue in 2022 was from customers producing newsprint and printing and writing grades of paper. Significant declines in the production of printing and writing paper grades have also led to a drop in the construction of recycled tissue mills, as those mills use printing and writing grades of waste paper as their fiber source. The increased use of digital media has had, and will continue to have, an adverse effect on demand for our products in those markets.

Our Material Handling segment can be materially impacted by cyclical economic conditions affecting the global mining industry.
Changes in economic conditions affecting the global mining industry can occur abruptly and unpredictably, which may have significant effects on the sale of equipment by our subsidiary, SMH, which is in our Material Handling segment. Approximately 4% of our revenue in 2022 was from SMH's mining customers. Cyclicality for original equipment sales is driven primarily by price volatility of the commodities that are mined using SMH’s equipment, including coal, salt, aggregates, potash, copper, iron ore and trona, or their substitutes, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation, increased regulation and competition affecting demand for commodities, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by SMH’s customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by SMH’s customers are likely to lead to a decrease in demand for new mining equipment, and may result in a decrease in demand for parts as SMH’s customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mines and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for SMH’s products, adverse economic conditions for SMH’s customers may make it more difficult for SMH to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital. As a result of this cyclicality in the global mining industry, SMH may experience significant fluctuations in its business, results of operations and financial condition, and we expect SMH’s business to continue to be subject to these fluctuations in the future.

A portion of our Material Handling segment is dependent on continued demand for coal, which is subject to economic and environmental risks.
Approximately 4% and 2% of the Material Handling segment's 2022 revenues came from its thermal and metallurgical coal-mining customers, respectively. Many of these customers supply coal for the generation of electricity and/or steel production. Demand for electricity and steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost-effective form of electricity generation continues to take place throughout the world and coal-fired electricity generation faces intense price competition from other energy sources, particularly natural gas. In addition, coal combustion typically generates significant greenhouse gas emissions and governmental and private sector goals and mandates

Kadant Inc.

to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations, international agreements or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for electricity and steel, demand for coal will decline. Reduced demand for coal could result in reduced demand for SMH’s mining equipment and could adversely affect our overall business, financial condition and results of operations.

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
In some global cyberattacks, malware has been spread from one party to another via network connections that the parties had previously authorized. Our business uses IT resources on a dispersed, global basis for a wide variety of functions including development, engineering, manufacturing, sales, accounting, and human resources. Our vendors, partners, employees and customers have access to, and share, information across multiple locations via various digital technologies. In addition, we rely on partners and vendors for a wide range of outsourced activities, including cloud providers, as part of our internal IT infrastructure and our commercial offerings. Secure connectivity is important to these ongoing operations. To a significant extent, the security of systems to which we connect depends on how such systems are designed, installed, protected, configured, updated and monitored, much of which is typically outside of our control. Also, our partners and vendors frequently have access to our confidential information as well as confidential information about our customers, employees, and others. In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our vendors or third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation, regardless of whether we pay the ransom amount. We design our security architecture to reduce the risk that a compromise of our partners’ infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business.
We monitor and manage various information systems that exist within our global operations and upgrade or implement new enterprise resource planning software at our business operations as needed. As we implement and add functionality, problems could arise that we have not foreseen. System failures, network disruptions, and breaches of data security could limit our ability to conduct business as usual, including our ability to communicate and transact business with our customers and suppliers; result in the loss or misuse of this information, including credit card numbers or other personal information, the loss of business or customers, or damage to our brand or reputation; or interrupt or delay reporting of our financial results. Such system failures or unauthorized access could be caused by external theft or attack, misconduct by our employees, suppliers, or competitors, or natural disasters.
In addition, the cost and operational consequences of implementing further data protection measures, such as to comply with local privacy laws such as the European Union's General Data Protection Regulation, or various similar foreign or U.S. federal and state laws, could be significant.
The current cyber threat environment indicates increased risk for all companies. Like other global companies, we have experienced cyber threats and incidents, although none have been material or had a material adverse effect on our business or financial condition. Our information security efforts include programs designed to address security governance, product security, identification and protection of critical assets, insider risk, third-party risk, and cyber defense operations. We believe these measures reduce, but cannot eliminate, the risk of an information security incident. Any significant security incidents could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns.

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
Some of our businesses have been and may continue to be impacted by supply chain constraints, inflationary pressure on material costs, longer lead times, port congestion, and increased freight costs. In addition, current or future governmental policies may increase the risk of inflation which could further increase the costs of raw materials and components for our businesses. Supply chain constraints and inflationary pressure have and may in the future continue to have a negative impact on our results of operations and financial condition, including pressure on our gross profit margins.
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
In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Some countries intend to implement laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows.

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
Changes in zoning laws in China are requiring us to relocate certain of our manufacturing facilities. For example, we received a request by local Chinese authorities to relocate one of our facilities, and have negotiated with the Chinese government regarding the relocation of such facility. Such relocation, and any relocations required in the future, may increase our costs and could have a material impact on our manufacturing operations.
In addition, our manufacture of certain products is concentrated in specific geographic locations. As a result of such concentration, we may be disproportionately exposed to the impact of any disruptions, regulations or delays that impact those geographic locations, which may negatively impact our ability to manufacture products produced in those locations and have an adverse effect on our business results.

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

Kadant Inc.

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
Climate change may pose environmental risks that could harm our results of operations and affect the way we conduct business. Some of our operations are located in regions that may become increasingly vulnerable due to climate change, which may cause extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, winds, and rainfall, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions or weather-driven natural disasters could impact our ability to maintain our operations in those areas. For example, we have manufacturing locations in the southeastern United States, which region has experienced record hurricanes in recent years reportedly due to the effects of climate change. Increased energy demand to heat or cool our facilities in certain locations may place stresses on local energy infrastructure and potentially constrain local energy supplies, which could have a negative impact on our operations.
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
Investors, customers and other stakeholders are increasingly focused on the climate-related performance of companies they invest in. As part of our commitment to sustainability, we have set and may in the future set sustainability goals, particularly related to greenhouse gas emissions reductions. There is a risk that we may not be able to meet the goals that we set and strive to meet. If we have not responded in a satisfactory manner and demonstrated our commitment to addressing climate change, investors and customers' willingness to invest in, spend money with and otherwise provide capital to us may also be impacted.

Kadant Inc.

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

–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages;
–	political and/or civil unrest may disrupt commercial activities of ours or our customers;
–	fluctuations in foreign currency exchange rates and foreign interest rates beyond our control;
–	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments;
–	the protection of intellectual property in foreign countries may be more difficult to enforce; and
–	any continuing effects on cross border trade and labor, and political and regulatory volatility resulting from the United Kingdom's exit from the European Union.
Operating globally subjects us to various risks that may adversely affect our results of operations in the future.

Policies of the Chinese government may negatively impact our business.
We operate significant manufacturing facilities in China. In 2022, our sales to China were $85.5 million, or 9%, of our revenue. Our Chinese manufacturing facilities provide low-cost sourcing to many of our subsidiaries. Changes in the policies of the Chinese government, devaluation of the Chinese currency, restrictions on the repatriation of cash, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions, could negatively impact our business and operating results. Policies of the Chinese government to target slower economic growth may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects. The United States has restricted investment in certain companies with ties to the Chinese military; if such restrictions are expanded, or if investment was otherwise restricted, our business would be negatively affected.
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

Kadant Inc.

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
The United States has tightened trade sanctions targeting countries like China and Russia. For example, since 2018 the United States has imposed various trade and economic sanctions targeting certain persons in Russia and certain types of business with Russia. The United States has continued to expand export control restrictions applicable to certain Chinese firms and continued its assessment of new controls for “emerging foundational technologies,” escalating U.S.-China tension concerning technology. Moreover, tensions between the U.S. and China have increased and future actions by the U.S. or Chinese governments may impact our operations in and supply from China, as well as sales to and from China. In response, Russia and China have begun considering and, in some cases, implementing trade sanctions that could affect U.S.-owned businesses. The imposition of trade sanctions may make it generally more difficult to do business in Russia and China and cause delays or prevent shipment of products or services performed by our personnel, or to receive payment for products or services.
Additionally, the military conflict between Russia and Ukraine and the global response to it has and may in the future adversely impact our revenues, gross margins and financial results. The United States, the European Union, and many other countries have imposed sanctions on Russia, individuals in Russia and Russian businesses, including several large banks. In 2022, our sales to Russia were $9.2 million, or 1% of our revenue. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty has and could continue to have in the future a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from these new challenges. The conflict between Russia and Ukraine may also have the effect of heightening other risks disclosed in this Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransomware attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including any fuel surcharges in response to rising fuel costs; the energy crisis resulting from the conflict, particularly in Europe; our ability to implement and execute our business strategy; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Such restrictions could have a material adverse impact on our business and operating results going forward.

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

Kadant Inc.

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
Since 2020, we have set annual goals related to environmental, social and governance (ESG) issues. Some or all of our current or future ESG goals may be difficult to achieve and may be subject to factors beyond our reasonable control, including without limitation, actions of our customers and suppliers, technological advances with respect to replacing natural gas with renewable energy sources for industrial applications, and the availability of renewable energy sources for our facilities and applications. Failure to achieve our ESG goals could negatively impact our reputation, which could have an adverse impact on our overall business and stock price.

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
Pursuant to the Credit Agreement, we have a borrowing capacity of $400.0 million with an uncommitted, unsecured incremental borrowing facility of $200.0 million with a maturity date of November 30, 2027. In 2018, we also issued $10.0 million in senior notes under our Multi-Currency Note Purchase and Private Shelf Agreement with Prudential Private Capital, a unit of PGIM, Inc., and affiliate of Prudential Financial, Inc. (Note Purchase Agreement). We may also in the future obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:

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
Our existing indebtedness bears interest at fixed and floating rates, and as a result, our interest payment obligations on our indebtedness will fluctuate if interest rates increase or decrease. From time to time, we hedge a portion of our variable rate interest payment obligations through an interest rate swap agreement. The counterparty to the swap agreement could demand an early termination of the swap agreement if we were to be in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we were unable to cure the default. If our swap agreement was to be terminated prior to the applicable scheduled maturity date and if we were required to pay cash for the value of the swap, we could incur a loss, which could adversely affect our financial results.

Kadant Inc.

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
Furthermore, our Credit Agreement requires that any amounts borrowed under the facility be repaid by the maturity date in 2027. If we are unable to roll over the amounts borrowed into a new credit facility and we do not have sufficient cash to repay our borrowings, we may default under the Credit Agreement. We may need to repatriate cash from our overseas operations, which may not be possible, to fund the repayment and we may be required to pay taxes on the repatriated amounts. Such repatriation would have an adverse effect on our effective tax rate and cash flows.

Adverse changes to the soundness of financial institutions could affect us.
We have relationships with many financial institutions, including lenders under our credit facilities and insurance underwriters, and from time to time we execute transactions with counterparties in the financial industry, such as our interest rate swap agreement and other hedging transactions. In addition, our subsidiaries in China often hold banker's acceptance drafts that are received from customers in the normal course of business. These drafts may be discounted or used to pay vendors prior to the scheduled maturity date or submitted to an acceptance bank for payment at the scheduled maturity date. These financial institutions or counterparties could be adversely affected by volatile conditions in the financial markets, economic downturns, and difficult economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at these financial institutions or counterparties. We may not be able to access credit facilities in the future, complete transactions as intended, or otherwise obtain the benefit of the arrangements we have entered into with such financial parties, which could adversely affect our business and results of operations.

Risks Related to Ownership of our Capital Stock

Our share price fluctuates and experiences price and volume volatility.
Stock markets in general and our common stock in particular experience significant price and volume volatility from time to time. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the volatility of orders, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, general and administrative, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:

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
The location and general character of our principal properties as of year-end 2022 are as follows:

Flow Control Segment
We own approximately 1,033,000 square feet and lease approximately 212,000 square feet, under leases expiring on various dates ranging from 2023 to 2028, of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2050 to 2062. Our principal engineering and manufacturing facilities are located in Valinhos, Brazil; Three Rivers, Michigan, United States; Anderson, South Carolina, United States; Huckeswagen, Germany; Auburn, Massachusetts, United States; Weesp, The Netherlands; Wuxi, China; Moers, Germany; Guadalajara, Mexico; Bury, England; Huskvarna, Sweden; Kamienna Gora, Poland and Eltmann, Germany.

Industrial Processing Segment
We own approximately 859,000 square feet and lease approximately 532,000 square feet, under leases expiring on various dates ranging from 2023 to 2027 of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our future-planned facility under a long-term lease, which expires in 2071. In addition, in Sidney, British Columbia, Canada, we lease the land associated with our building under a long-term lease, which expires in 2032. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Lebanon, Ohio, United States; Sidney, British Columbia, Canada; Lohja, Finland and Surrey, British Columbia, Canada.

Material Handling Segment
We own approximately 230,000 square feet and lease approximately 519,000 square feet, under leases expiring on various dates ranging from 2023 to 2034. Our principal manufacturing and office space is located in Saltillo, Mississippi, United States; Georgsmarienhutte, Germany; Crown Point, Indiana, United States; Green Bay, Wisconsin, United States and Alfreton, England.

Corporate
We lease approximately 18,000 square feet in Westford, Massachusetts, United States, for our corporate headquarters under a lease expiring in 2026.

Item 3.    Legal Proceedings
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Common Stock
Our common stock trades on the New York Stock Exchange under the symbol "KAI." The closing market price on the New York Stock Exchange for our common stock on February 17, 2023 was $218.55 per share.

Holders of Common Stock
As of February 17, 2023, we had approximately 1,864 holders of record of our common stock. This does not include holdings in street or nominee name.

Kadant Inc.

Issuer Purchases of Equity Securities
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

$300
$250
$200
$150
$100
$50
$0
12/30/17
12/29/18
12/28/19
1/2/21
1/1/22
12/31/22
Kadant Inc.
Russell 3000
Dow Jones U.S. Industrial Machinery TSM

	12/30/2017	12/29/2018	12/28/2019	1/2/2021	1/1/2022	12/31/2022
Kadant Inc.	100.00	81.54	107.44	144.62	237.77	184.48
Russell 3000	100.00	94.76	124.15	150.08	188.60	152.37
Dow Jones U.S. Industrial Machinery TSM	100.00	84.34	114.71	133.84	166.44	145.27

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

Industry and Business Overview
Our bookings increased 7% to a record $958.2 million in 2022 led by strong parts and consumables bookings, especially within our Flow Control segment. Our 2022 bookings included $50.2 million attributable to acquisitions and a $39.8 million unfavorable effect from foreign currency translation. See Acquisitions below for further details. We ended the year with consolidated backlog of $345.3 million, increasing 11% from the end of 2021. An overview of our business by segment is as follows:
•Flow Control – Our Flow Control segment ended a strong year with record bookings for both parts and consumables products and capital equipment. Bookings increased 17% and organic bookings, which excludes an acquisition and an unfavorable foreign currency translation effect, increased 14% compared to 2021. Orders for both parts and consumables products and capital equipment continue to be strong due to the strength in the end markets we serve and as customers seek to optimize energy utilization. We expect to continue to see steady demand in 2023, but comparatively lower than 2022 due to the nearly $200 million of record orders we received in the first half of the year.
•Industrial Processing – Our Industrial Processing segment bookings decreased 6% and organic bookings, which excludes an acquisition and an unfavorable foreign currency translation effect, decreased 3% compared to 2021. While our parts and consumables bookings experienced a record year, our capital bookings decreased 18% compared to a record 2021 as demand for capital equipment at our wood processing business returned to a more typical level in 2022. Record orders for our wood processing business products in 2021 were fueled by a robust U.S. housing market and high demand for lumber, OSB and plywood, which drove new capital equipment investment. As we look forward, there is uncertainty as to how governmental efforts to control inflation may impact this segment's end markets. Therefore, we expect comparatively lower bookings in 2023 given the high level of bookings we experienced in the first half of 2022.
•Material Handling – Our Material Handling segment had record bookings in 2022 for both parts and consumables and capital equipment. Bookings increased 20% and organic bookings, which excludes an acquisition and an unfavorable foreign currency translation effect, increased 13% compared to 2021. We expect this steady demand to continue into 2023 given the anticipated growth trends in recycling and infrastructure investments.
Our global operations have been and continue to be impacted by increasingly complex market conditions fueled by inflationary pressures, including the strengthening of the U.S. dollar, geopolitical tensions, labor availability, and lingering global supply chain constraints. Supply chain constraints have resulted in inflationary pressure on material costs, longer lead times, and increased freight costs. Our businesses are alleviating supply chain constraints through various measures, including advance purchases of raw materials to prevent potential manufacturing disruptions and mitigating increased material and freight costs through price adjustments, when possible.

Kadant Inc.

We expect our operating environment to continue to be challenging as central banks work to address inflationary pressures, which creates more uncertainty for the latter half of 2023. We believe that the fundamentals of our business remain strong, particularly given our high backlog levels, solid global operations team, and ongoing strength in the markets we serve.

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

Acquisitions
We expect that one significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. In recent years, we have acquired several businesses and continue to pursue acquisition opportunities.
On November 14, 2022, we acquired a business in Canada, which is included in our Material Handling segment, for approximately $3.6 million, net of cash acquired.
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
On August 23, 2021, we acquired East Chicago Machine Tool Corporation (Balemaster) for $53.5 million, net of cash acquired. Balemaster, which is included in our Material Handling segment, is a leading U.S. manufacturer of horizontal balers and related equipment used primarily for recycling packaging waste at corrugated box plants and large retail and distribution centers. We expect several synergies in connection with this acquisition, including expanding our presence in the secondary material processing sector and creating new opportunities for leveraging our high-performance balers produced in Europe.
In the fourth quarter of 2021, we acquired a business in India, which is included in our Industrial Processing segment, for approximately $2.9 million.
See Note 2, Acquisitions, in the accompanying consolidated financial statements for further details.

Results of Operations

2022 Compared to 2021

Revenue
The following table presents changes in revenue by segment between 2022 and 2021, and those changes excluding the effect of foreign currency translation and acquisitions, which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

Kadant Inc.

Revenue by segment in 2022 and 2021 is as follows:

							(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	December 31, 2022	January 1, 2022	Total Increase	% Change	Currency Translation	Acquisitions	Increase	% Change
Flow Control	$349,107	$288,788	$60,319	21%	$(16,492)	$24,222	$52,589	18%
Industrial Processing	353,698	328,762	24,936	8%	(15,911)	473	40,374	12%
Material Handling	201,934	169,029	32,905	19%	(8,662)	15,371	26,196	15%
Consolidated Revenue	$904,739	$786,579	$118,160	15%	$(41,065)	$40,066	$119,159	15%

Consolidated revenue in 2022 increased 15%, including a 5% increase from acquisitions and a 5% decrease from the unfavorable effect of foreign currency translation. The 15% increase in organic revenue was broad-based with each of our operating segments increasing over 10% compared to 2021.
Revenue at our Flow Control segment increased 21% in 2022, while organic revenue increased 18% with relatively equal contributions from our fluid-handling and doctoring, cleaning, & filtration product lines. Increased revenue for both our parts and consumables products and capital equipment was driven by strength in the underlying packaging industry, especially in the U.S., and increased demand in Europe resulting in part from high energy prices as customers sought to optimize energy utilization.
Revenue at our Industrial Processing segment increased 8% in 2022, while organic revenue increased 12%. Nearly 70% of the organic revenue increase was related to our wood processing business where the robust U.S. housing market and high demand for lumber, OSB and plywood, especially in the first half of the year, drove demand for our products. Maintenance requirements at many of our wood processing customers and high mill operating rates augmented demand for our parts and consumables products. The remaining organic revenue increase related to our stock-preparation business where we had steady demand for our products throughout the year. Compared to 2021, we experienced increased demand for stock-preparation capital equipment primarily at our European operations, as customers sought to reduce their input costs with our fiber processing solutions.
Revenue at our Material Handling segment increased 19% in 2022, while organic revenue increased 15%, due to higher demand for both capital equipment and parts and consumables products at our vibratory and conveying business in North America resulting from strong demand across all industries. Also contributing to the organic revenue increase was higher demand for capital equipment at our baling operations due to greater market and government-backed policy demand for recycling.

Gross Profit Margin
Gross profit margin by segment in 2022 and 2021 is as follows:

	December 31, 2022	January 1, 2022
Flow Control	52.0%	51.0%
Industrial Processing	39.2%	40.1%
Material Handling	34.4%	34.4%
Consolidated	43.1%	42.9%
Consolidated gross profit margin increased to 43.1% in 2022 compared with 42.9% in 2021. The consolidated gross profit margin in 2021 included $4.3 million of amortization of acquired profit in inventory, which lowered gross profit margin by 0.5 percentage points and benefits received from government employee retention assistance programs of $0.9 million, which increased gross profit margin by 0.1 percentage points.
Within our operating segments, gross profit margin:
•Increased to 52.0% at our Flow Control segment from 51.0% in 2021 due to the inclusion of $3.1 million of amortization of acquired profit in inventory, which lowered gross profit margin in 2021 by 1.1 percentage points.
•Decreased to 39.2% from 40.1% at our Industrial Processing segment due to the impact of lower-margin capital equipment revenue at our wood processing businesses and the inclusion of $0.7 million of benefits received from government employee retention assistance programs, which increased gross profit margin in the 2021 period by 0.2 percentage points.
•Remained flat at 34.4% at our Material Handling segment. The impact of the higher gross profit margin generated from our Balemaster business acquired in the third quarter of 2021 was offset by the inclusion of $1.2 million of amortization of acquired profit in inventory, which lowered gross profit margin by 0.7 percentage points in 2021.

Kadant Inc.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in 2022 and 2021 is as follows:

(In thousands, except percentages)	December 31, 2022	% of Revenue	January 1, 2022	% of Revenue	Increase	% Change
Flow Control	$86,458	25%	$76,730	27%	$9,728	13%
Industrial Processing	61,885	17%	60,802	18%	1,083	2%
Material Handling	40,067	20%	38,575	23%	1,492	4%
Corporate	35,995	N/A	32,680	N/A	3,315	10%
Consolidated	$224,405	25%	$208,787	27%	$15,618	7%

Consolidated SG&A expenses as a percentage of revenue decreased to 25% in 2022 from 27% in 2021 principally due to the increase in revenue. Consolidated SG&A expenses increased $15.6 million primarily due to higher compensation expense associated with existing and new personnel and increased travel costs, which are gradually returning to pre-pandemic levels. Consolidated SG&A expense also included increases from an incremental $11.3 million of SG&A expenses from acquisitions, the inclusion of $1.4 million of benefits received from government employee retention assistance programs in 2021, and $1.3 million from indemnification asset reversals related to the release of tax reserves. These increases were offset by a $9.8 million favorable effect of foreign currency translation and a decrease of $3.6 million in acquisition-related costs.
Within our operating segments, SG&A expenses:
•Increased $9.7 million at our Flow Control segment principally due to the inclusion of an incremental $7.8 million of SG&A expenses from Clouth, increased compensation expense and travel costs, indemnification asset reversals of $0.7 million related to the release of tax reserves, and the inclusion of benefits received from government employee retention assistance programs of $0.8 million in 2021. These increases were partially offset by a $4.8 million favorable effect of foreign currency translation and a decrease of $2.6 million in incremental acquisition-related costs.
•Increased $1.1 million at our Industrial Processing segment due to increased compensation and selling-related costs, an indemnification asset reversal related to the release of tax reserves of $0.6 million, and the inclusion of benefits received from government employee retention assistance programs of $0.5 million in 2021. These increases were partially offset by a $3.4 million favorable effect of foreign currency translation.
•Increased $1.5 million at our Material Handling segment principally due to the inclusion of an incremental $3.1 million of SG&A expenses from Balemaster, offset in part by a $1.6 million favorable effect of foreign currency translation.
•Increased $3.3 million at Corporate primarily due to increased compensation expense and travel costs.

Gain on Sale and Other Costs, Net
A summary of the items included in gain on sale and other costs, net is as follows:

(In thousands)	December 31, 2022	January 1, 2022
Gain on Sale of Assets	$(20,190)	$(515)
Impairment Costs	731	804
Restructuring Costs	603	176
	$(18,856)	$465
Gain on Sale of Assets
We entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights at one of our subsidiaries in China for $25.2 million and relocate to a new facility (China Transaction). The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, we recognized a gain on the China Transaction of $20.2 million, or $15.1 million, net of deferred taxes of $5.1 million, in the first quarter of 2022. A receivable of $16.1 million was recognized for the present value of the remaining amount of the sale proceeds, which is due on the earlier of when the government sells the property or within two years from the effective date of the agreements. The receivable outstanding at December 31, 2022 was $15.2 million. Our subsidiary, which is part of our Industrial Processing segment, will continue to occupy its current facility until construction of its new facility is complete, which is expected in 2023.
In 2021, gain on sale of assets included a gain of $0.5 million on the sale of a building within our Industrial Processing segment.

Kadant Inc.

Impairment and Restructuring Costs
During 2022, we recorded impairment costs of $0.7 million within our Industrial Processing segment. The impairment costs included $0.5 million primarily related to the write-down of inventory at our business in Russia and $0.2 million related to the write-down of certain fixed assets that will not be moved to the new manufacturing facility in China.
During the fourth quarter of 2021, we initiated a restructuring plan within our Flow Control segment to eliminate a redundant ceramic blade manufacturing operation that resulted from our acquisition of Clouth. The plan consisted of severance costs related to the termination of five employees, and facility and other closure costs. Severance costs totaled $0.4 million, of which $0.2 million were recorded in 2022 and $0.2 million in 2021, and facility and other closure costs totaled $0.4 million, all of which were recorded in 2022. During 2021, we also recorded asset impairment charges related to this restructuring plan of $0.5 million for the write-down of an intangible asset, $0.2 million for the write-down of certain machinery and equipment, and $0.1 million for the write-down of a right-of-use asset. We do not expect to incur additional restructuring charges related to this restructuring plan.
See Note 8, Gain on Sale and Other Costs, Net in the accompanying consolidated financial statements for further details.

Interest Expense
Interest expense increased to $6.5 million in 2022 from $4.8 million in 2021 primarily due to a higher weighted-average interest rate, offset in part by lower average debt outstanding in 2022 compared with 2021.

Provision for Income Taxes
Our provision for income taxes increased to $43.9 million in 2022 from $27.2 million in 2021. The effective tax rate of 27% in 2022 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and state taxes. These increases in tax expense were offset in part by a decrease in tax related to the reversal of tax reserves associated with uncertain tax positions. The effective tax rate of 24% in 2021 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and state taxes. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income increased to $121.7 million in 2022 from $84.9 million in 2021 primarily due to a $54.6 million increase in operating income, offset in part by a $16.7 million increase in provision for income taxes (see discussions above for further details).

Non-GAAP Key Performance Indicators
In addition to the financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures, including organic revenue (defined as revenue excluding the effect of foreign currency translation and acquisitions), adjusted operating income, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, adjusted EBITDA margin (defined as adjusted EBITDA divided by revenue), and free cash flow (defined as net cash provided by operating activities less capital expenditures).
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
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin from net income attributable to Kadant is as follows:

(In thousands, except percentages)	December 31, 2022	January 1, 2022	January 2, 2021
Net Income Attributable to Kadant	$120,928	$84,043	$55,196
Net Income Attributable to Noncontrolling Interest	802	838	543
Provision for Income Taxes	43,906	27,171	17,948
Interest Expense, Net	5,574	4,554	7,242
Other Expense, Net	72	104	195
Operating Income	171,282	116,710	81,124
Gain on Sale (a)	(20,190)	(515)	—
Acquisition Costs	668	3,655	485
Indemnification Asset Reversals (b)	1,316	—	—
Impairment and Restructuring Costs	1,334	980	2,979
Acquired Backlog Amortization (c)	703	1,326	544
Acquired Profit in Inventory Amortization (d)	(218)	4,284	—
Adjusted Operating Income (non-GAAP measure)	154,895	126,440	85,132
Depreciation and Amortization	34,233	32,976	30,790
Adjusted EBITDA (non-GAAP measure)	$189,128	$159,416	$115,922
Adjusted EBITDA Margin (non-GAAP measure)	20.9%	20.3%	18.3%

A reconciliation of free cash flow from net cash provided by operating activities is as follows:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Net Cash Provided by Operating Activities	$102,625	$162,420	$92,884
Less: Capital Expenditures (e)	(28,199)	(12,771)	(7,595)
Free Cash Flow (non-GAAP measure)	$74,426	$149,649	$85,289

(a) Includes a $20.2 million gain on the China Transaction in our Industrial Processing segment.
(b) Represents indemnification asset reversals related to the release of tax reserves associated with uncertain tax positions.
(c) Represents intangible amortization expense associated with acquired backlog.
(d) Represents (income) expense within cost of revenue associated with amortization of acquired profit in inventory.
(e) Includes capital expenditures of $10.4 million in 2022 associated with the China Transaction.

2021 Compared to 2020

A detailed discussion of the year-over-year results of operations for 2021 compared with 2020 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC.

Liquidity and Capital Resources
Consolidated working capital was $201.9 million at December 31, 2022, compared with $162.4 million at January 1, 2022. Cash and cash equivalents were $76.4 million at December 31, 2022, compared with $91.2 million at January 1, 2022, which included cash and cash equivalents held by our foreign subsidiaries of $75.8 million at December 31, 2022 and $83.8 million at January 1, 2022.

Kadant Inc.

Cash Flows
Cash flow information is as follows:

(In thousands)	December 31, 2022	January 1, 2022
Net Cash Provided by Operating Activities	$102,625	$162,420
Net Cash Used in Investing Activities	(29,520)	(154,475)
Net Cash (Used in) Provided by Financing Activities	(80,569)	22,808
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(6,972)	(3,232)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(14,436)	$27,521

Operating Activities
Cash provided by operating activities decreased to $102.6 million in 2022 from $162.4 million in 2021 due to the timing of investments in working capital. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations.
Cash provided by operating activities in 2022 was due to cash provided by net income, offset in part by investments in working capital. Increases in inventories and accounts receivable used cash of $54.6 million, including $36.1 million for inventory primarily related to capital equipment orders that will ship in 2023. These uses of cash were offset in part by $14.4 million of cash provided by customer deposits.
Cash provided by operating activities in 2021 was due to cash provided by net income and working capital. Cash provided by working capital in 2021 included $54.0 million from customer deposits and accounts payable, reflecting the impact of increased capital equipment order activity, and $19.5 million from other liabilities, which included a $6.2 million deposit received for the anticipated sale of a building in connection with the China Transaction, and an increase in our accrued incentive compensation, advance billings, and accrued income taxes resulting from our improved financial performance. These sources of cash were offset in part by cash used of $27.9 million for accounts receivable and inventories as a result of revenue growth and to support increased demand, and $15.0 million for other assets due in part to prepayments for raw materials and a land use right operating lease related to the relocation of our existing facility in China.

Investing Activities
Cash used in investing activities was $29.5 million in 2022 compared to $154.5 million in 2021. Cash used in investing activities in 2022 included capital expenditures of $28.2 million, which included $10.4 million for expenditures associated with the construction of a new manufacturing facility in China, and $3.5 million for acquisitions. This use of cash was partially offset by proceeds received from the sale of assets of $2.1 million in 2022. Cash used in investing activities in 2021 included $144.0 million for acquisitions and $12.8 million for capital expenditures.

Financing Activities
Cash used in financing activities was $80.6 million in 2022, compared with cash provided by financing activities of $22.8 million in 2021. In 2022, we had net debt repayments of $63.4 million, which consisted of repayments of short- and long-term obligations of $85.5 million, partially offset by short- and long-term borrowings of $22.1 million, primarily under our revolving credit facility. In 2021, we had net borrowings of $36.3 million, which consisted of borrowings under our revolving credit facility of $151.9 million, including $140.3 million used to fund acquisitions, partially offset by repayments of short- and long-term obligations of $115.6 million. In addition, we made payments of cash dividends to stockholders of $12.0 million in 2022 and $11.5 million in 2021.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $7.0 million reduction in cash, cash equivalents and restricted cash in 2022 was primarily attributable to the strengthening of the U.S. dollar against the Chinese renminbi, euro, and British pound sterling. The $3.2 million reduction in cash, cash equivalents and restricted cash in 2021 was primarily attributable to the strengthening of the U.S. dollar against the euro and Swedish krona, offset in part by the weakening of the U.S. dollar against the Chinese renminbi.

Borrowing Capacity and Debt Obligations
On November 30 2022, we entered into a sixth amendment to our unsecured multi-currency revolving credit facility, originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement). Among other things, this

Kadant Inc.

amendment extended the maturity date to November 30, 2027, and increased our uncommitted, unsecured incremental borrowing facility from $150 million to $200 million.
We have a total borrowing capacity of $400 million under our Credit Agreement. At year-end 2022, we had $214.1 million of borrowing capacity available under our Credit Agreement, in addition to the $200 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25. As of December 31, 2022, our leverage ratio was 0.74 and we were in compliance with our debt covenants. See Note 6, Short- and Long-Term Obligations, in the accompanying consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 19, 2022, our board of directors approved the repurchase of up to $50 million of our equity securities during the period from May 19, 2022 to May 19, 2023. We have not repurchased any shares of our common stock under this authorization or our previous $20 million authorization, which expired on May 20, 2022.
We paid cash dividends of $12.0 million in 2022. On November 17, 2022, we declared a quarterly cash dividend of $0.26 per share totaling $3.0 million that was paid on February 2, 2023. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is also subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make capital expenditures of approximately $32 to $34 million during 2023 for property, plant, and equipment, including $8 to $9 million for a new manufacturing facility in China. One of our Chinese subsidiaries entered into several agreements with the Chinese government in the first quarter of 2022 to sell its existing facility but will continue to occupy it until construction of a new facility is completed, which is expected in 2023. Capital expenditures for the new facility are approximately $19 million, including $10.4 million paid in 2022 and $8.6 million to be paid in 2023. These expenditures will be offset by the proceeds received from the sale of our existing facility, the remainder of which is due the earlier of when the government sells the property or the first quarter of 2024. Capital expenditures for 2023 also include a facility expansion project of $5 million related to our wood processing product line.
As of December 31, 2022, we had approximately $248.1 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $229.0 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In 2022, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $4.1 million.
We believe that our existing cash and cash equivalents, along with cash generated from operations, our existing borrowing capacity, and continued access to debt markets, will be sufficient to meet the capital requirements of our operations for the next 12 months and the foreseeable future.

Material Contractual Obligations
The following table summarizes our material contractual obligations as of December 31, 2022 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. Detailed information concerning these obligations can be found in Note 6 - Short- and Long-Term Obligations, Note 7 - Commitments and Contingencies, and Note 9 - Leases in the accompanying consolidated financial statements.

(In millions)	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Debt Obligations:
Principal payments	$2.8	$4.5	$190.2	$1.7	$199.2
Interest payments (a)	8.6	16.9	15.8	0.1	41.4
Operating and Finance Lease Obligations	6.3	8.3	4.3	9.3	28.2
Letters of Credit and Bank Guarantees	27.5	4.6	0.4	—	32.5
Total	$45.2	$34.3	$210.7	$11.1	$301.3
(a)Includes interest expense on both variable and fixed rate debt assuming no prepayments. Variable interest rates have been assumed to remain constant through the end of the term at the rates that existed as of year-end 2022.

Application of Critical Accounting Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial

Kadant Inc.

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
We compute our provision for income taxes using the asset and liability method, and we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for tax loss or credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates that are expected to apply to taxable income in the years in which we expect to realize those deferred tax assets and liabilities. We estimate the degree to which our deferred tax assets on deductible temporary differences and tax loss or credit carryforwards will result in an income tax benefit based on the expected profitability by tax jurisdiction, and we provide a valuation allowance for these deferred tax assets if it is more likely than not that they will not be realized in the future. If it were to become more likely than not that these deferred tax assets would be realized, we would reverse the related valuation allowance. Should our actual future taxable income by tax jurisdiction vary from our estimates, additional valuation allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. At year-end 2022, we continued to maintain a valuation allowance in the United States against certain of our state operating loss carryforwards due to the uncertainty of future profitability in these state jurisdictions in the United States, and we maintained valuation allowances in certain foreign jurisdictions because of the uncertainty of future profitability. Our tax valuation allowance was $9.0 million at year-end 2022.
In the ordinary course of business there are inherent uncertainties and judgements required in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. On a quarterly basis, we evaluate our uncertain tax positions against various factors, including changes in facts or circumstances, tax laws, or the status of audits by tax authorities. We believe that we have appropriately accounted for any liability for unrecognized tax benefits, and at year-end 2022, our liability for these unrecognized tax benefits, including an accrual for the related interest and penalties, totaled $12.2 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
We intend to repatriate the distributable reserves of select foreign subsidiaries back to the United States and, during 2022, we recorded $0.8 million of net tax expense associated with these foreign earnings that we plan to repatriate in 2023. Except for these select foreign subsidiaries, we intend to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations, including the repayment of our foreign debt.

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

Kadant Inc.

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
We evaluate the recoverability of goodwill and indefinite-lived intangible assets as of the end of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Estimates of discounted future cash flows arising from intangible assets acquired require assumptions related to revenue and operating income growth rates, discount rates, and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill and indefinite-lived intangible assets for impairment. At year-end 2022 and 2021, we performed a qualitative impairment analysis (Step 0) for our reporting units. Based on these analyses, we determined goodwill and indefinite-lived intangible assets were not impaired. Goodwill totaled $385.5 million and indefinite-lived intangible assets totaled $28.3 million at year-end 2022.
Definite-lived intangible assets are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. No indicators of impairment were identified in 2022 and 2021, except for impairment charges of $0.5 million in 2021 related to the closure of a business in our Flow Control Segment. Definite-lived intangible assets were $147.4 million at year-end 2022.
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
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the heading Impairment of Long-Lived Assets, in the accompanying consolidated financial statements for further details regarding impairment costs recorded.

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

Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the heading Recently Adopted Accounting Pronouncements, in the accompanying consolidated financial statements for further details.

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

Kadant Inc.

primarily denominated in U.S. dollars, Canadian dollars, and euros. Gains and losses arising from forward contracts are recognized as offsets to gains and losses resulting from the transactions being hedged. We do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Interest Rates
Our exposure to changes in interest rates relates primarily to our long-term debt. Our borrowings under the Credit Agreement of $186.1 million at year-end 2022 bear variable rates of interest, which adjust frequently based on prevailing market rates. Assuming year-end borrowing levels, a 10% increase in interest rates on our variable-rate debt would have increased our annual pre-tax interest expense by $0.5 million in 2022. A portion of our outstanding variable-rate debt at year-end 2022 was hedged with a swap agreement sensitive to changes in the three-month London Interbank Offered Rate (LIBOR) forward curve. A 10% decrease in the three-month LIBOR forward curve would have increased our unrealized loss by an immaterial amount in 2022.

Currency Exchange Rates
We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi, Brazilian reals, and Swedish krona. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "accumulated other comprehensive items" component of stockholders' equity. A 10% decrease in functional currencies relative to the U.S. dollar, would have resulted in a reduction in stockholders' equity of $38.6 million at year-end 2022.
At year-end 2022, we had $73.1 million of euro-denominated borrowings outstanding. The translation of our foreign-denominated debt impacts our borrowing capacity available under our Credit Agreement, which is calculated in U.S. dollars. A 10% negative movement in the euro foreign exchange rates against the U.S. dollar would have decreased our borrowing capacity by approximately $7.9 million at year-end 2022.
The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts. A 10% adverse change in year-end 2022 foreign currency exchange rates related to our foreign currency exchange contracts would have had an immaterial effect on our results of operations in 2022. Any adverse change related to foreign currency contracts would have been largely offset by the corresponding change in the fair value of the underlying hedged items.

Item 8.    Financial Statements and Supplementary Data
This data is submitted as a separate section to this report and incorporated herein by reference. See Item 15, "Exhibits and Financial Statement Schedules."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at year-end 2022. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures at year-end 2022, our Chief Executive Officer and Chief Financial Officer concluded that at year-end 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Kadant Inc.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting at year-end 2022. In making this assessment, our management used the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that at year-end 2022 our internal control over financial reporting was effective based on the criteria issued by COSO.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Information about our Directors
This information will be included under the heading "Election of Directors" in our 2023 proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated in this report by reference, except for the information concerning executive officers, which is included under the heading "Information about our Executive Officers" in Item 1 of Part I of this report.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required under Item 405 of Regulation S-K will be included under the heading "Stock Ownership–Delinquent Section 16(a) Reports" in our 2023 proxy statement and is incorporated in this report by reference.

Corporate Governance
The information required under Items 406 and 407 of Regulation S-K will be included under the heading "Corporate Governance" in our 2023 proxy statement and is incorporated in this report by reference.

Item 11.    Executive Compensation
This information will be included under the headings "Executive Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," and "Compensation Discussion and Analysis" in our 2023 proxy statement and is incorporated in this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information concerning equity compensation plans, this information will be included under the heading "Stock Ownership" in our 2023 proxy statement and is incorporated in this report by reference.

Kadant Inc.

The following table provides information about the securities authorized for issuance under our equity compensation plans at year-end 2022:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	85,477	(a)	$—	(b)	395,636	(c)
Equity compensation plans not approved by security holders	—		$—		—
Total	85,477	(a)	$—	(b)	395,636	(c)
(a)Consists of shares of our common stock issuable upon the vesting of restricted stock units and performance-based restricted stock units under the Amended and Restated 2006 Equity Incentive Plan.
(b)Shares of restricted stock units and performance-based restricted stock units outstanding on December 31, 2022 had a weighted average grant date fair value of $153.98.
(c)Includes an aggregate of 82,532 shares of common stock issuable under our employees' stock purchase plan in connection with current and future offering periods under the plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
This information will be included under the heading "Corporate Governance" in our 2023 proxy statement and is incorporated in this report by reference.

Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, located in Boston, Massachusetts, auditor firm ID:185. The information required by this item will be included under the heading "Independent Registered Public Accounting Firm" in our 2023 proxy statement and is incorporated in this report by reference.

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

10.4*
Employment Agreement between Kadant Johnson Europe B.V. and Fredrik Westerhout dated May 16, 2022 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 [File No. 011-11406] and incorporated in this document by reference).

10.5*
Amended and Restated 2006 Equity Incentive Plan of the Registrant effective as of May 17, 2017 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 [File No. 011-11406] and incorporated in this document by reference).

10.6*
Cash Incentive Plan of the Registrant, Amended and Restated as of March 9, 2022 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 001-11406] filed with the Commission on March 15, 2022 and incorporated in this document by reference).

10.7*
Summary of non-employee director compensation of the Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 [File No. 001-11406] and incorporated in this document by reference).

10.8*
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

Kadant Inc.

Exhibit Number	Description of Exhibit

10.10*
Form of Performance-Based Restricted Stock Unit Award Agreement between the Registrant and its executive officers used for restricted stock unit awards on or after March 5, 2014 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 [File No. 011-11406] and incorporated in this document by reference).

10.11*
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

10.13
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

10.14
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

10.15
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

10.16
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

10.18
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

Kadant Inc.

Exhibit Number	Description of Exhibit

10.19
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

10.20
Fifth Amendment, dated as of December 9, 2021, to the Amended and Restated Credit Agreement, dated as of March 1, 2017, by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent. (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2022 [File No. 001-11406] and incorporated in this document by reference).

10.21
Sixth Amendment, dated as of November 30, 2022, to the Amended and Restated Credit Agreement, dated as of March 1, 2017, by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent.

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

Kadant Inc.

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

KADANT INC.

Date: February 28, 2023	By:	/s/ Jeffrey L. Powell
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 28, 2023.

	Signature	Title

By:	/s/ Jeffrey L. Powell	Chief Executive Officer, President and Director
	Jeffrey L. Powell	(Principal Executive Officer)

By:	/s/ Michael J. McKenney	Executive Vice President and Chief Financial Officer
	Michael J. McKenney	(Principal Financial Officer)

By:	/s/ Deborah S. Selwood	Senior Vice President and Chief Accounting Officer
	Deborah S. Selwood	(Principal Accounting Officer)

By:	/s/ Jonathan W. Painter	Director and Chairman of the Board
Jonathan W. Painter

By:	/s/ John M. Albertine	Director
John M. Albertine

By:	/s/ Thomas C. Leonard	Director
Thomas C. Leonard

By:	/s/ Rebecca Martinez O'Mara	Director
Rebecca Martinez O'Mara

By:	/s/ Erin L Russell	Director
Erin L. Russell

Kadant Inc.
Annual Report on Form 10-K
Index to Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kadant Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kadant Inc. and subsidiaries (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the fiscal years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Report of Independent Registered Public Accounting Firm (continued)

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

Assessment of uncertain tax positions
As discussed in Note 1 to the consolidated financial statements, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As disclosed in Note 5 to the consolidated financial statements, the Company has recognized uncertain tax positions amounting to $10,354,000 as of December 31, 2022. The Company’s tax positions are subject to audit by local taxing authorities across multiple global jurisdictions. Tax law can be complex and tax audits can take an extended period of time to resolve, and accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.
We identified the assessment of specific uncertain tax positions as a critical audit matter. Complex auditor judgment, including specialized skills and knowledge, was required in evaluating the Company’s interpretation of, and compliance with, tax law globally and the estimate of the amount of tax benefits expected to be realized.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to assess specific uncertain tax positions. This included controls related to the identification of those uncertain tax positions, interpretation of tax law and its application in the liability estimation process. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the Company's intercompany transfer pricing studies for compliance with applicable tax laws and regulations, evaluating the impact of intercompany transfer pricing policies on its uncertain tax positions, and assessing the expiration of statutes of limitations with applicable laws and regulations.

/s/ KPMG LLP
We have served as the Company's auditor since 2012.
Boston, Massachusetts
February 28, 2023

Kadant Inc.	2022 Financial Statements
Consolidated Balance Sheet

(In thousands, except share and per share amounts)	December 31, 2022	January 1, 2022
Assets
Current Assets:
Cash and cash equivalents	$76,371	$91,186
Restricted cash	3,354	2,975
Accounts receivable, net of allowances of $3,595 and $2,735	130,297	117,209
Inventories	163,672	134,356
Contract assets	14,898	8,626
Other current assets	26,818	29,530
Total Current Assets	415,410	383,882
Property, Plant, and Equipment, Net	118,855	107,989
Other Assets	54,516	44,111
Intangible Assets, Net (Notes 1 and 2)	175,645	199,343
Goodwill (Notes 1 and 2)	385,455	396,887
Total Assets	$1,149,881	$1,132,212

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$3,821	$5,356
Accounts payable	58,060	59,250
Accrued payroll and employee benefits	35,672	37,203
Customer deposits	64,361	59,262
Advanced billings	7,966	11,894
Other current liabilities	43,581	48,532
Total Current Liabilities	213,461	221,497
Long-Term Obligations (Note 6)	197,340	264,158
Long-Term Deferred Income Taxes (Note 5)	38,745	34,944
Other Long-Term Liabilities	44,764	45,997

Commitments and Contingencies (Note 7)

Stockholders' Equity (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	119,924	115,888
Retained earnings	660,644	551,848
Treasury stock at cost, 2,949,997 and 3,003,419 shares	(72,287)	(73,596)
Accumulated other comprehensive items (Note 14)	(54,578)	(30,350)
Total Kadant Stockholders' Equity	653,849	563,936
Noncontrolling interest	1,722	1,680
Total Stockholders' Equity	655,571	565,616
Total Liabilities and Stockholders' Equity	$1,149,881	$1,132,212

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2022 Financial Statements
Consolidated Statement of Income

(In thousands, except per share amounts)	December 31, 2022	January 1, 2022	January 2, 2021
Revenue (Notes 1 and 12)	$904,739	$786,579	$635,028

Costs and Operating Expenses:
Cost of revenue	515,184	449,214	357,722
Selling, general, and administrative expenses	224,405	208,787	181,905
Research and development expenses	12,724	11,403	11,298
Gain on sale and other costs, net (Note 8)	(18,856)	465	2,979
	733,457	669,869	553,904
Operating Income	171,282	116,710	81,124
Interest Income	904	267	181
Interest Expense	(6,478)	(4,821)	(7,423)
Other Expense, Net	(72)	(104)	(195)
Income Before Provision for Income Taxes	165,636	112,052	73,687
Provision for Income Taxes (Note 5)	43,906	27,171	17,948
Net Income	121,730	84,881	55,739
Net Income Attributable to Noncontrolling Interest	(802)	(838)	(543)
Net Income Attributable to Kadant	$120,928	$84,043	$55,196

Earnings per Share Attributable to Kadant (Note 13)
Basic	$10.38	$7.26	$4.81
Diluted	$10.35	$7.21	$4.77

Weighted Average Shares (Note 13)
Basic	11,654	11,579	11,482
Diluted	11,688	11,655	11,564

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2022 Financial Statements
Consolidated Statement of Comprehensive Income

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Net Income	$121,730	$84,881	$55,739
Other Comprehensive Items:
Foreign currency translation adjustment	(25,522)	(11,324)	18,395
Pension and other post-retirement liability adjustments, net (net of tax of $225, $(1), and $78)	644	(22)	180
Effect of pension plan settlement	—	—	(119)
Deferred gain (loss) on cash flow hedges (net of tax of $147, $118, and $(57))	520	366	(184)
Other Comprehensive Items	(24,358)	(10,980)	18,272
Comprehensive Income	97,372	73,901	74,011
Comprehensive Income Attributable to Noncontrolling Interest	(672)	(716)	(687)
Comprehensive Income Attributable to Kadant	$96,700	$73,185	$73,324

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2022 Financial Statements
Consolidated Statement of Cash Flows

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Operating Activities
Net income attributable to Kadant	$120,928	$84,043	$55,196
Net income attributable to noncontrolling interest	802	838	543
Net income	121,730	84,881	55,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,936	34,302	31,334
Stock-based compensation expense	8,576	8,527	6,776
Provision for losses on accounts receivable	1,165	5	356
Gain on sale of assets (Note 8)	(20,190)	(515)	—
Non-cash impairment costs (Note 8)	731	804	1,861
Deferred income tax provision (benefit)	7,159	(1,384)	142
Other items, net	6,658	6,473	4,712
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(18,515)	(16,737)	7,116
Contract assets	(6,715)	(1,222)	6,073
Inventories	(36,116)	(11,173)	(89)
Other assets	(5,566)	(15,033)	(833)
Accounts payable	1,362	26,346	(15,620)
Customer deposits	14,358	27,693	3,903
Other liabilities	(6,948)	19,453	(8,586)
Net cash provided by operating activities	102,625	162,420	92,884

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(3,474)	(143,981)	(7,095)
Purchases of property, plant, and equipment	(28,199)	(12,771)	(7,595)
Proceeds from sale of property, plant, and equipment	2,111	1,740	145
Other investing activities	42	537	—
Net cash used in investing activities	(29,520)	(154,475)	(14,545)

Financing Activities
Proceeds from issuance of short-and long-term obligations	22,057	151,944	26,000
Repayment of short- and long-term obligations	(85,510)	(115,576)	(99,547)
Dividends paid	(12,001)	(11,460)	(10,903)
Proceeds from issuance of Company common stock	1,376	1,892	3,207
Tax withholding payments related to stock-based compensation	(4,607)	(3,432)	(2,599)
Dividend paid to noncontrolling interest	(630)	(560)	(525)
Other financing activities	(1,254)	—	(189)
Net cash (used in) provided by financing activities	(80,569)	22,808	(84,556)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(6,972)	(3,232)	4,584

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(14,436)	27,521	(1,633)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	94,161	66,640	68,273
Cash, Cash Equivalents, and Restricted Cash at End of Year	$79,725	$94,161	$66,640
See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2022 Financial Statements
Consolidated Statement of Stockholders' Equity

			Capital in Excess of Par Value	Retained Earnings			Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
(In thousands, except share and per share amounts)	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at December 28, 2019	14,624,159	$146	$106,698	$435,249	3,214,888	$(78,778)	$(37,620)	$1,384	$427,079
Net income	—	—	—	55,196	—	—	—	543	55,739
Dividends declared – Common Stock, $0.96 per share	—	—	—	(11,045)	—	—	—	—	(11,045)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(525)	(525)
Activity under stock plans	—	—	4,126	—	(132,969)	3,259	—	—	7,385
Other comprehensive items	—	—	—	—	—	—	18,128	144	18,272
Balance at January 2, 2021	14,624,159	$146	$110,824	$479,400	3,081,919	$(75,519)	$(19,492)	$1,546	$496,905
Net income	—	—	—	84,043	—	—	—	838	84,881
Dividends declared – Common Stock, $1.00 per share	—	—	—	(11,595)	—	—	—	—	(11,595)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(560)	(560)
Noncontrolling interest acquired (Note 2)	—	—	—	—	—	—	—	367	367
Purchase of shares of noncontrolling interest (Note 2)	—	—	—	—	—	—	—	(389)	(389)
Activity under stock plans	—	—	5,064	—	(78,500)	1,923	—	—	6,987
Other comprehensive items	—	—	—	—	—	—	(10,858)	(122)	(10,980)
Balance at January 1, 2022	14,624,159	$146	$115,888	$551,848	3,003,419	$(73,596)	$(30,350)	$1,680	$565,616
Net income	—	—	—	120,928	—	—	—	802	121,730
Dividends declared – Common Stock, $1.04 per share	—	—	—	(12,132)	—	—	—	—	(12,132)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(630)	(630)
Activity under stock plans	—	—	4,036	—	(53,422)	1,309	—	—	5,345
Other comprehensive items	—	—	—	—	—	—	(24,228)	(130)	(24,358)
Balance at December 31, 2022	14,624,159	$146	$119,924	$660,644	2,949,997	$(72,287)	$(54,578)	$1,722	$655,571

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2022 Financial Statements
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

Fiscal Year
Typically, the Company's fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter for its fiscal quarters and on the Saturday closest to December 31 for its fourth fiscal quarter and fiscal year. As a result of the difference between the fiscal and calendar periods, a 53rd week is added to the Company's fiscal year every five or six years. In a 53-week fiscal year, the Company's fourth fiscal quarter contains 14 weeks. The Company's fiscal years ended December 31, 2022 (fiscal 2022 or 2022) and January 1, 2022 (fiscal 2021 or 2021) contained 52 weeks and its fiscal year ended January 2, 2021 (fiscal 2020 or 2020) contained 53 weeks. Each quarter of fiscal 2022, 2021 and 2020 contained 13 weeks, except the fourth quarter of 2020, which contained 14 weeks. The impact of the additional week in 2020 was not material to the Company's financial results.

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

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
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
The following table presents revenue by revenue recognition method:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Point in Time	$807,966	$705,709	$557,702
Over Time	96,773	80,870	77,326
	$904,739	$786,579	$635,028

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
The following table presents the disaggregation of revenue by product type and geography:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Revenue by Product Type:
Parts and Consumables	$572,988	$511,766	$417,545
Capital	331,751	274,813	217,483
	$904,739	$786,579	$635,028
Revenue by Geography (based on customer location):
North America	$508,899	$420,382	$360,061
Europe	233,790	220,578	161,527
Asia	113,932	103,810	72,268
Rest of World	48,118	41,809	41,172
	$904,739	$786,579	$635,028

See Note 12, Business Segment and Geographical Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

(In thousands)	December 31, 2022	January 1, 2022
Contract Assets	$14,898	$8,626
Contract Liabilities	$82,413	$77,004

Contract assets in the accompanying consolidated balance sheet represent unbilled revenue associated with revenue recognized on contracts accounted for on an over time basis, which will be billed in future periods based on the contract terms. Contract liabilities consist of short- and long-term customer deposits, advanced billings, and deferred revenue. Deferred revenue is included in other current liabilities and long-term customer deposits are included in other long-term liabilities in the accompanying consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advance payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has shipped and control of the asset has transferred to the customer.

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
The Company recognized revenue of $61,804,000 in 2022 and $33,128,000 in 2021 that was included in the contract liabilities balance at the beginning of 2022 and 2021, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of year-end 2022 was $49,866,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 66% of which is expected to occur within the next twelve months and the remaining 34% after December 31, 2023.
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
The changes in the allowance for credit losses are as follows:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Balance at Beginning of Year	$2,735	$2,977	$2,698
Provision charged to expense	1,165	5	356
Accounts written off	(129)	(178)	(266)
Currency translation	(176)	(69)	189
Balance at End of Year	$3,595	$2,735	$2,977

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $5,729,000 at year-end 2022 and $8,049,000 at year-end 2021, are included in accounts receivable in the accompanying consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
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
The Company's liability for warranties is included in other current liabilities in the accompanying consolidated balance sheet. The changes in the carrying amount of product warranty obligations are as follows:

(In thousands)	December 31, 2022	January 1, 2022
Balance at Beginning of Year	$7,298	$7,064
Provision charged to expense	4,955	4,366
Usage	(4,587)	(4,268)
Acquisitions	—	429
Currency translation	(383)	(293)
Balance at End of Year	$7,283	$7,298
Leases
In accordance with ASC 842, Leases (ASC 842), the Company determines whether an arrangement is, or contains, a lease at inception. Operating lease liabilities are included in other current liabilities and other long-term liabilities and the corresponding right-of-use (ROU) assets are included in other assets in the accompanying consolidated balance sheet. Classification of operating lease liabilities as either current or noncurrent is based on the expected timing of payments due under the Company’s lease obligations.
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
In determining the present value of future lease payments, the Company utilizes either the rate implicit in the lease if that rate is readily determinable or its incremental secured borrowing rate commensurate with the term of the underlying lease. Lease terms may include the effect of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company recognizes operating lease expense for lease payments on a straight-line basis over the lease term. Variable lease costs are not included in fixed lease payments and, as a result, are excluded from the measurement of the ROU assets and lease liabilities. The Company expenses all variable lease costs as incurred, which were not material in 2022, 2021 and 2020.
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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 31, 2022, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
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

Cash, Cash Equivalents, and Restricted Cash
At year-end 2022 and 2021, cash equivalents included investments in money market funds and highly liquid short-term investments, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying consolidated balance sheet that are shown in aggregate in the consolidated statement of cash flows:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Cash and cash equivalents	$76,371	$91,186	$65,682
Restricted cash	3,354	2,975	958
Total Cash, Cash Equivalents, and Restricted Cash	$79,725	$94,161	$66,640

Supplemental Cash Flow Information

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Cash Paid for Interest	$6,053	$4,441	$6,899
Cash Paid for Income Taxes, Net of Refunds	$36,971	$24,174	$17,506

Non-Cash Investing Activities:
Fair value of assets acquired	$2,785	$190,977	$9,295
Cash paid for acquired businesses	(3,597)	(152,661)	(7,565)
Liabilities (adjusted) assumed of acquired businesses	$(812)	$38,316	$1,730

Purchase of property with outstanding loan receivable	$1,397	$—	$—

Purchases of property, plant and equipment in accounts payable	$1,040	$363	$1,060

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of RSUs	$5,555	$4,108	$4,781
Dividends declared but unpaid	$3,036	$2,905	$2,770

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

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
The components of inventories are as follows:

(In thousands)	December 31, 2022	January 1, 2022
Raw Materials	$71,040	$59,177
Work in Process	38,612	29,448
Finished Goods (includes $658 and $1,163 at customer locations)	54,020	45,731
	$163,672	$134,356

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
Property, plant, and equipment consist of the following:

(In thousands)	December 31, 2022	January 1, 2022
Land	$10,729	$11,011
Buildings	68,915	67,787
Machinery, Equipment, and Leasehold Improvements	143,642	136,656
Construction in Progress	17,011	6,567
	240,297	222,021
Less: Accumulated Depreciation and Amortization	121,442	114,032
	$118,855	$107,989

Depreciation and amortization expense was $14,429,000 in 2022, $13,433,000 in 2021, and $12,209,000 in 2020. See Note 9, Leases, for further details relating to assets under financing leases included in property, plant and equipment in the accompanying consolidated balance sheet.

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
December 31, 2022
Definite-Lived
Customer relationships	$218,782	$(94,653)	$(7,045)	$117,084
Product technology	67,548	(39,940)	(2,754)	24,854
Tradenames	7,427	(3,903)	(420)	3,104
Other	20,314	(17,338)	(623)	2,353
	314,071	(155,834)	(10,842)	147,395
Indefinite-Lived
Tradenames	29,059	—	(809)	28,250
Acquired Intangible Assets	$343,130	$(155,834)	$(11,651)	$175,645

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
January 1, 2022
Definite-Lived
Customer relationships	$217,021	$(79,839)	$(3,455)	$133,727
Product technology	67,230	(35,833)	(1,752)	29,645
Tradenames	7,427	(3,405)	(373)	3,649
Other	20,210	(16,250)	(561)	3,399
	311,888	(135,327)	(6,141)	170,420
Indefinite-Lived
Tradenames	29,059	—	(136)	28,923
Acquired Intangible Assets	$340,947	$(135,327)	$(6,277)	$199,343

In connection with its impairment analysis, the Company reduced its definite-lived intangible assets by $499,000 in 2021. See Impairment of Long-Lived Assets under the heading Intangible Assets within this note for further details.
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
Intangible assets acquired related to the Company's acquisition in 2022 were $2,183,000, which primarily consisted of customer relationships, and have a weighted-average amortization period of 14 years (see Note 2, Acquisitions). Definite-lived intangible assets as of year-end 2022 have a weighted average amortization period of 13 years. Amortization of definite-lived intangible assets was $20,507,000 in 2022, $20,869,000 in 2021, and $19,125,000 in 2020 and was included in selling, general, and administrative (SG&A) expenses in the accompanying consolidated statement of income. The estimated future amortization expense of definite-lived intangible assets is $18,380,000 in 2023; $17,407,000 in 2024; $15,474,000 in 2025; $14,979,000 in 2026; $14,078,000 in 2027; and $67,077,000 in the aggregate thereafter.

Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets of the acquired business at the date of acquisition. The Company’s acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, due to the expectation of synergies from combining the businesses.
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance as of January 2, 2021
Gross balance	$101,437	$215,881	$119,944	$437,262
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	101,437	130,372	119,944	351,753
2021 Activity
Acquisitions (Note 2)	25,805	1,116	26,836	53,757
Currency translation	(3,653)	(2,015)	(2,955)	(8,623)
Total 2021 activity	22,152	(899)	23,881	45,134
Balance at January 1, 2022
Gross balance	123,589	214,982	143,825	482,396
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	123,589	129,473	143,825	396,887

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
2022 Activity
Acquisition (a) (Note 2)	(33)	—	1,231	1,198
Impairment loss	—	(29)	—	(29)
Currency translation	(5,247)	(5,063)	(2,291)	(12,601)
Total 2022 activity	(5,280)	(5,092)	(1,060)	(11,432)
Balance at December 31, 2022
Gross balance	118,309	209,919	142,765	470,993
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$118,309	$124,381	$142,765	$385,455
(a)    Includes $1,733,000 for an acquisition completed in 2022 and adjustments to the purchase price allocations for acquisitions completed in 2021, principally related to inventory, machinery and equipment, and deferred taxes.

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

Goodwill
At year-end 2022 and 2021, in connection with its annual impairment analysis, the Company performed a qualitative goodwill impairment assessment (Step 0) for each of its reporting units, which indicated that the fair value of each reporting unit exceeded its carrying value, and determined that the assets were not impaired. The impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the reporting units' and the Company's overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained and determined that it was not more likely than not that the fair value of any of the respective reporting unit's assets was less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could have produced a different result.
Goodwill by reporting unit is as follows:

(In thousands)	December 31, 2022	January 1, 2022
Fluid-Handling	$62,426	$64,003
Doctoring, Cleaning, & Filtration	55,883	59,586
Stock-Preparation	20,311	20,819
Wood Processing	104,070	108,654
Material Handling	142,765	143,825
	$385,455	$396,887
Intangible Assets
At year-end 2022 and 2021, the Company performed a qualitative impairment analysis on its indefinite-lived intangible assets and determined that the assets were not impaired.

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
No triggering events or indicators of impairment were identified in 2022 or 2021 related to the Company's definite-lived intangible assets, except for the definite-lived intangible assets associated with its existing ceramic blade product line in France in 2021. In the fourth quarter of 2021, the Company decided to exit its ceramic blade business in France, which became a redundant manufacturing operation as a result of its acquisition of The Clouth Group of Companies (Clouth) in the third quarter of 2021. As a result of this decision, the Company recorded an impairment charge of $499,000 in the fourth quarter of 2021 related to its product technology intangible asset, which is included in gain on sale and other costs, net in the accompanying consolidated statement of income. The Company ceased production at this business during the last quarter of 2022.

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
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. Acquisition transaction costs are recorded as incurred in SG&A expenses in the accompanying consolidated statement of income and were $668,000 in 2022, $3,655,000 in 2021, and $485,000 in 2020.

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

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
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

Recently Adopted Accounting Pronouncements
Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of reference rates, such as the London Interbank Offered Rate (LIBOR), if certain criteria are met. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. The guidance in this ASU is applicable to the Company's existing contracts and hedging relationships that reference LIBOR. The Company adopted this ASU during the fourth quarter of 2022 and its adoption did not have a material impact on the consolidated financial statements.
Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued ASU No. 2021-08 which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No.2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU will generally result in the Company recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. This new guidance is effective on a prospective basis in fiscal 2023, with early adoption permitted. The impact of the adoption of this ASU on the Company's consolidated financial statements will be dependent on the contract assets and liabilities acquired in future business combinations.

2.    Acquisitions

2022
On November 14, 2022, the Company acquired a business in Canada, which is included in the Company's Material Handling segment, for approximately $3,612,000, net of cash acquired.

2021
In the third quarter of 2021, the Company acquired all partnership interests and shares in Clouth, for $92,864,000, net of cash acquired plus debt assumed. The majority of the Clouth companies were acquired on July 19, 2021 and the acquisition of the last legal entity occurred on August 10, 2021, which the Company accounted for as a noncontrolling interest during the period from July 19, 2021 to August 10, 2021. The Company funded the purchase price with euro-denominated borrowings under its revolving credit facility and existing cash. Clouth, which is included in the Company's Flow Control segment, is a leading manufacturer of doctor blades and related equipment used in the production of paper, packaging, and tissue. The Company expects several synergies in connection with this acquisition, including deepening its presence in the growing ceramic blade market and expansion of sales at its existing businesses by leveraging Clouth's complementary global geographic footprint. Clouth has three manufacturing facilities in Germany and one in Poland. Goodwill from the Clouth acquisition was $25,773,000, of which $7,367,000 is expected to be deductible for tax purposes over 15 years. In addition, intangible assets acquired were $34,467,000, of which $6,444,000 is expected to be deductible for tax purposes over the respective useful lives. For 2021, the Company recorded revenue of $23,221,000 and an operating loss of $4,068,000 for Clouth from the date of acquisition, including amortization expense of $3,481,000 associated with acquired profit in inventory and backlog and $2,710,000 of acquisition transaction costs.
On August 23, 2021, the Company acquired all the outstanding equity securities in East Chicago Machine Tool Corporation (Balemaster) and certain assets of affiliated companies for $53,547,000, net of cash acquired. Balemaster,

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
which is included in the Company's Material Handling segment, is a leading U.S. manufacturer of horizontal balers and related equipment used primarily for recycling packaging waste at corrugated box plants and large retail and distribution centers. The Company funded the purchase price with borrowings under its revolving credit facility. The Company expects several synergies in connection with the acquisition, including expansion of its presence in the secondary material processing market and creation of new opportunities for leveraging its high-performance balers produced in Europe. Goodwill from the Balemaster acquisition was $26,334,000, none of which is deductible for tax purposes. In addition, intangible assets acquired were $28,060,000, none of which is deductible for tax purposes. For 2021, the Company recorded revenue of $9,038,000 and operating loss of $641,000 for Balemaster from the date of acquisition, including amortization expense of $2,042,000 associated with acquired profit in inventory and backlog and $782,000 of acquisition transaction costs.
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

(In thousands)	Clouth	Other	Total
Net Assets Acquired:
Cash and Cash Equivalents	$4,923	$3,757	$8,680
Accounts Receivable	6,808	1,641	8,449
Inventories	14,255	5,000	19,255
Property, Plant, and Equipment	24,045	5,143	29,188
Other Assets	6,056	2,922	8,978
Definite-Lived Intangible Assets
Customer relationships	20,192	23,100	43,292
Product technology	8,915	2,700	11,615
Tradenames	—	1,400	1,400
Other	401	1,560	1,961
Indefinite-Lived Intangible Assets
Tradenames	4,959	—	4,959
Goodwill	25,773	27,449	53,222
Total assets acquired	116,327	74,672	190,999

Short-term Obligations and Current Maturities of Long-term Obligations	1,393	—	1,393
Accounts Payable	1,287	797	2,084
Long-Term Deferred Income Taxes	9,013	6,760	15,773
Long-Term Obligations	4,244	—	4,244
Other Liabilities	8,240	6,929	15,169
Total liabilities assumed	24,177	14,486	38,663
Net assets acquired	$92,150	$60,186	$152,336

Purchase Price:
Cash Paid	$92,150	$60,186	$152,336

The weighted-average amortization period for Clouth's definite-lived intangible assets is 19 years, including weighted-average amortization periods of 24 years for customer relationships and 10 years for product technology. The weighted-average amortization period for the Company's other 2021 acquisitions' definite-lived intangible assets is 16 years, including weighted-average amortization periods of 17 years for customer relationships, 13 years for product technology, and 16 years for tradenames.

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
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
On May 28, 2020, the Company also acquired certain intellectual property from a company in Austria, which is included in its Industrial Processing segment, for $416,000, of which $229,000 was paid in the second quarter of 2020, $125,000 in the first quarter of 2021, and $62,000 in the first quarter of 2022. Intangible assets acquired represent product technology with a fair value of $557,000 at acquisition date.

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

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
fully vested and all restrictions lapse. The Company had 313,104 shares available for grant under these stock-based compensation plans at year-end 2022. The Company generally issues its common stock out of treasury stock, to the extent available, for share issuances related to its stock-based compensation plans.
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
The components of pre-tax stock-based compensation expense included in SG&A expenses in the accompanying consolidated statement of income are as follows:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
RSU Awards	$8,222	$8,224	$6,453
Employee Stock Purchase Plan Awards	354	303	323
Total	$8,576	$8,527	$6,776

The Company grants RSUs to non-employee directors and certain employees. Holders of RSUs have no voting rights and are not entitled to receive cash dividends.

Non-Employee Director Restricted Stock Units
The Company granted RSU awards consisting of 941 RSUs in 2022, 1,009 RSUs in 2021 and 2,085 RSUs in 2020 to each of its incumbent non-employee directors. Half of the RSUs vested on June 1 of each year and the remaining RSUs vested ratably on the last day of the third and fourth fiscal quarters of each year. In addition, the Company granted RSU awards consisting of 470 RSUs in May 2022, which vested ratably on the last day of the third and fourth fiscal quarters of 2022 and 1,042 RSUs in July 2020, which vested ratably on the last day of the third and fourth fiscal quarters of 2020 to its then new non-employee director. Each RSU issued to the directors represents the right to receive one share of the Company's common stock upon vesting.

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
The Company recognizes compensation expense associated with performance-based RSUs ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to the unvested performance-based RSUs totaled $2,563,000 at year-end 2022, and will be recognized over a weighted average period of 1.3 years.
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

Time-Based Restricted Stock Units
The Company grants time-based RSUs to its officers and other employees of the Company. Each time-based RSU represents the right to receive one share of the Company's common stock upon vesting. The Company recognizes compensation expense associated with these time-based RSUs ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Unrecognized compensation expense related to the time-based RSUs totaled $3,841,000 at year-end 2022, and will be recognized over a weighted average period of 1.8 years.

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
Vesting of Restricted Stock Units
A summary of the activity of the Company's unvested RSUs in 2022 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant- Date Fair Value
Unvested RSUs at January 1, 2022	107	$127.70
Granted	50	$170.76
Vested	(67)	$123.93
Forfeited	(5)	$168.18
Unvested RSUs at December 31, 2022	85	$153.98

The weighted average grant date fair value of RSUs granted was $170.76 in 2022, $174.52 in 2021, and $88.22 in 2020. The total fair value of shares vested was $8,337,000 in 2022, $5,892,000 in 2021, and $7,343,000 in 2020.

Stock Options
The Company has not granted stock options since 2013. Prior to 2014, the Company granted nonqualified stock options to its executive officers that vested over three years and were not exercisable until vested. All options awarded in prior periods were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. There were no stock options outstanding at year-end 2022 and 2021 as all remaining stock options were exercised prior to the end of 2021.
A summary of the Company's stock option exercises are as follows:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Total Intrinsic Value of Options Exercised	$—	$4,986	$4,071
Cash Received from Options Exercised	$—	$665	$1,123
Employee Stock Purchase Plan
The Company's eligible U.S. employees may elect to participate in its employee stock purchase plan. Under the plan, shares of the Company's common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee's gross wages. The Company issued 9,111 shares in 2022, 10,230 shares in 2021, and 13,062 shares in 2020 of its common stock under this plan. The Company had 82,532 shares available for grant under the employee stock purchase plan at year-end 2022.

401(k) Savings and Other Defined Contribution Plans
The Company's U.S. subsidiaries participate in the Kadant Inc. 401(k) Retirement Savings Plan sponsored by the Company. Contributions to the plan are made by both the employee and the Company and are immediately vested. Company contributions are based upon the level of employee contributions.
Certain of the Company's subsidiaries offer other retirement plans, the majority of which are defined contribution plans. Company contributions to these plans are based on formulas determined by the Company. For these plans, the Company contributed and charged to expense $5,151,000 in 2022, $4,706,000 in 2021, and $4,501,000 in 2020.

Pension and Other Post-Retirement Defined Benefits Plans
The Company sponsors pension and other post-retirement defined benefit plans covering employees at certain U.S. and foreign subsidiaries.
In accordance with ASC 715, Compensation-Retirement Benefits, the Company recognizes the funded status of its plans as an asset or liability and changes in the funded status through AOCI, net of tax, in the accompanying consolidated balance sheet. The amounts in AOCI are recognized as net periodic benefit cost pursuant to the Company's accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost will be recognized as a component of AOCI, net of tax.

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
The Company records the non-service component of net periodic pension cost in other expense, net in the accompanying consolidated statement of income. The disclosure requirements related to the Company’s defined benefit plans are not material for the fiscal years presented.

4.     Stockholders' Equity

Preferred Stock
The Company's Certificate of Incorporation authorizes up to 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's board of directors without further shareholder approval.

Common Stock
At year-end 2022, the Company had reserved 481,113 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

5.    Income Taxes

The components of income before provision for income taxes are as follows:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Domestic	$46,558	$26,599	$14,132
Foreign	119,078	85,453	59,555
	$165,636	$112,052	$73,687

The components of the provision for income taxes are as follows:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Current Provision:
Federal	$8,738	$2,173	$339
Foreign	26,032	25,512	16,800
State	1,977	870	667
	36,747	28,555	17,806
Deferred Provision (Benefit):
Federal	1,970	1,823	2,146
Foreign	4,233	(3,430)	(2,361)
State	956	223	357
	7,159	(1,384)	142
	$43,906	$27,171	$17,948
The Company receives a tax deduction upon the exercise of nonqualified stock options and the vesting of RSUs. The Company recognizes excess income tax benefits and tax deficiencies related to stock-based compensation arrangements as discrete items within the provision for income taxes in the reporting period in which they occur. The Company recognized an income tax benefit of $501,000 in 2022, $1,808,000 in 2021 and $758,000 in 2020 in the accompanying consolidated statement of income.

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
The provision for income taxes in the accompanying consolidated statement of income differs from the provision calculated by applying the statutory federal income tax rate of 21% to income before provision for income taxes due to the following:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Provision for Income Taxes at Statutory Rate	$34,784	$23,531	$15,474
Increases (Decreases) Resulting From:
Foreign tax rate differential	5,770	2,819	1,891
Nondeductible expenses	2,683	1,673	2,117
State income taxes, net of federal income tax	2,316	863	807
Reversal of tax benefit reserves, net	(1,368)	(444)	(730)
U.S. tax cost of foreign earnings	932	481	599
Research and development tax credits	(425)	(454)	(465)
Excess tax benefit related to stock-based compensation	(377)	(1,525)	(661)
Change in valuation allowance	318	(31)	(469)
Other	(727)	258	(615)
	$43,906	$27,171	$17,948
The Company's net deferred tax liability consists of the following:

(In thousands)	December 31, 2022	January 1, 2022
Deferred Tax Asset:
Net operating loss carryforwards	$13,057	$14,162
Lease liabilities	6,031	6,393
Inventory basis difference	4,118	4,600
Employee compensation	3,697	4,368
Capitalized research expenses	3,398	2,349
Reserves and accruals	1,949	3,167
Allowance for credit losses	673	420
Foreign, state, and alternative minimum tax credit carryforwards	490	508
Other	122	48
Deferred tax asset, gross	33,535	36,015
Less: valuation allowance	(8,983)	(9,212)
Deferred tax asset, net	24,552	26,803
Deferred Tax Liability:
Goodwill and intangible assets	(41,129)	(43,780)
Fixed asset basis difference	(11,438)	(6,009)
ROU assets	(5,145)	(5,431)
Provision for unremitted foreign earnings	(783)	(559)
Other	(1,976)	(1,819)
Deferred tax liability	(60,471)	(57,598)
Net deferred tax liability	$(35,919)	$(30,795)

Deferred tax assets and liabilities are presented in the accompanying consolidated balance sheet within other assets and long-term deferred income taxes on a net basis by tax jurisdiction. The Company has established valuation allowances related to certain domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. The valuation allowance at year-end 2022 was $8,983,000, consisting of $160,000 in the United States and $8,823,000 in foreign jurisdictions. The decrease in the valuation allowance in 2022 of $229,000 is related primarily to fluctuations in foreign currency exchange rates and utilization of net operating losses, partially offset by an increase in valuation allowance associated with restructuring losses. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of this evaluation,

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2022, the Company continued to maintain a valuation allowance in the United States against a portion of its state net operating loss carryforwards due to the uncertainty of future profitability in certain state jurisdictions. As of year-end 2022, the Company maintained valuation allowances in certain foreign jurisdictions because of the uncertainty of future profitability within those foreign jurisdictions.
At year-end 2022, the Company had U.S. federal and state net operating loss carryforwards of $1,002,000 and $22,587,000, respectively, and foreign net operating loss carryforwards of $51,804,000. The U.S. federal net operating loss carryforward does not expire. The state net operating loss carryforwards begin to expire in 2024 and a portion does not expire. Of the foreign net operating loss carryforwards, $1,451,000 will expire in the years 2025 through 2042, and the remainder do not expire. As of year-end 2022, the Company also had state disallowed business interest expense carryforwards of $71,000 and foreign tax credits of $368,000, of which $120,000 came from the acquisition of Syntron Material Handling Group, LLC and certain of its affiliates (SMH) in 2019. The disallowed business interest expense carryforward does not expire, and the foreign tax credit carryforward begins to expire in 2024. The utilization of these tax attributes is limited to the Company’s future taxable income, and certain of these tax attributes are subject to an annual limitation as a result of the acquisition of SMH, which constitutes a change of ownership as defined under Internal Revenue Code Section 382.
At year-end 2022, the Company had approximately $248,103,000 of unremitted foreign earnings. During 2022, the Company repatriated $39,081,000 of previously taxed foreign earnings to the United States and recognized a foreign exchange loss of $2,673,000 associated with these earnings. The Company intends to repatriate the distributable reserves of select foreign subsidiaries back to the United States and has recognized $764,000 of net tax expense on the estimated repatriation amount during 2022. Except for these select foreign subsidiaries, the Company intends to indefinitely reinvest $228,972,000 of earnings of its foreign subsidiaries in order to support the current and future capital needs of their operations, including the repayment of the Company’s foreign debt. The related foreign withholding taxes, which would be required if the Company were to remit these foreign earnings to the United States, would be approximately $4,095,000.
The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management's opinion, adequate provisions for income taxes have been made for all years subject to audit.
As of year-end 2022, the Company had a liability of $10,354,000 for unrecognized tax benefits which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	December 31, 2022	January 1, 2022
Unrecognized Tax Benefits, Beginning of Year	$9,731	$8,337
Gross Increases—Tax Positions in Prior Periods	2,116	2,409
Gross Decreases—Tax Positions in Prior Periods	(138)	(2,182)
Gross Increases—Current-period Tax Positions	1,260	1,920
Lapses of Statutes of Limitations	(2,251)	(649)
Currency Translation	(364)	(104)
Unrecognized Tax Benefits, End of Year	$10,354	$9,731

A portion of the unrecognized tax benefits generated in 2022 is offset by deferred tax assets in the accompanying consolidated balance sheet. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued $1,806,000 at year-end 2022 and $1,704,000 at year-end 2021 for the potential payment of interest and penalties. The interest and penalties included in the accompanying consolidated statement of income was a benefit of $333,000 in 2022 and $129,000 in 2021.
The Company is currently under audit in four of its foreign tax jurisdictions. During 2021, the Company finalized its examination with the Internal Revenue Service for the tax years 2017 and 2018 with no material adjustments. It is reasonably possible that over the next fiscal year the amount of liability for unrecognized tax benefits may be reduced by up to $122,000 primarily from the expiration of tax statutes of limitations.
The Company remains subject to U.S. federal income tax examinations for the tax years 2019 through 2022, and to non-U.S. income tax examinations for the tax years 2015 through 2022. In addition, the Company remains subject to state and local income tax examinations in the United States for the tax years 2003 through 2022.

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
6.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

(In thousands)	December 31, 2022	January 1, 2022
Revolving Credit Facility, due 2027	$186,131	$250,267
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2023 to 2026	1,940	1,610
Other Borrowings, due 2023 to 2028	3,090	7,637
Total	201,161	269,514
Less: Short-Term Obligations and Current Maturities of Long-Term Obligations	(3,821)	(5,356)
Long-Term Obligations	$197,340	$264,158

See Note 11 for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
On November 30, 2022, the Company entered into a sixth amendment to its unsecured multi-currency revolving credit facility, originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement). Among other things, this amendment extended the maturity date to November 30, 2027, and increased the uncommitted, unsecured incremental borrowing facility from $150,000,000 to $200,000,000. Pursuant to the Credit Agreement, the Company has a borrowing capacity of $400,000,000 and interest on borrowings outstanding accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, as defined, plus a margin of 0% to 1.25%, or (ii) Eurocurrency Rate, Term SOFR (plus a 10 basis point credit spread adjustment), CDOR Rate, and RFR, as applicable and defined, plus a margin of 1.0% to 2.25%. The margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $50,000,000, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. Additionally, the Credit Agreement requires the payment of a commitment fee payable in arrears on the available borrowing capacity under the Credit Agreement, which ranges from 0.125% to 0.350%.
Obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default under such financing arrangements. In addition, the Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to maintain a maximum consolidated leverage ratio of 3.75 to 1.00, or, if the Company elects, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, 4.25 to 1.00, and limitations on making certain restricted payments (including dividends and stock repurchases).
Loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company.
At year-end 2022, the outstanding balance under the Credit Agreement was $186,131,000, which included $73,131,000 of euro-denominated borrowings primarily used to fund the Company's acquisitions in 2021. The Company had $214,061,000 of borrowing capacity available at year-end 2022, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 4.33% as of year-end 2022 and 1.50% as of year-end 2021.
See Note 10, Derivatives, under the heading Interest Rate Swap Agreement, for information relating to the Company's swap agreement.

Senior Promissory Notes
In 2018, the Company entered into an uncommitted, unsecured Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement). Simultaneous with the execution of the Note Purchase Agreement, the Company issued senior promissory notes (Initial Notes) in an aggregate principal amount of $10,000,000, with a per annum interest rate of 4.90% payable semiannually, and a maturity date of December 14, 2028. The Company is required to prepay a portion of the principal of the Initial Notes beginning on December 14, 2023 and each year thereafter, and may optionally prepay the principal on the Initial Notes, together with any prepayment premium, at any time in accordance with the Note Purchase Agreement. At year-end 2022, $1,670,000 was included in current maturities of long-term obligations in the accompanying consolidated balance sheet related to this obligation. The obligations of the Initial Notes may be accelerated

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
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

Debt Compliance
At year-end 2022, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for vehicles. See Note 9, Leases, for further information relating to the Company's finance leases.

Other Borrowings
Prior to August 2022, other borrowings included a sale-leaseback financing arrangement for a manufacturing facility in Germany. This arrangement provided for a fixed price purchase option of the facility from the landlord at the end of the lease term in August 2022. The Company exercised this option and acquired the facility from the landlord for 2,722,000 euros, or approximately $2,730,000. The Company applied its outstanding loan receivable due from the landlord of 1,393,000 euros, or approximately $1,397,000, towards the purchase of the facility.
At year-end 2022, other borrowings included $665,000 of short-term obligations and $1,920,000 of long-term debt obligations outstanding assumed in the acquisition of Clouth, which have maturity dates ranging from 2023 to 2028 and interest rates up to 1.70%.

Annual Repayment Requirements
The following schedule presents the annual repayment requirements for the Company’s short-and long-term obligations, excluding finance leases, as of year-end 2022.

(In thousands)
2023	$2,840
2024	2,205
2025	2,210
2026	2,104
2027	188,136
2028	1,726
$199,221

7.    Commitments and Contingencies

Letters of Credit and Bank Guarantees
Outstanding letters of credit and bank guarantees issued on behalf of the Company, principally relating to performance obligations and customer deposit guarantees, totaled $32,533,000 at year-end 2022. Certain of the Company's contracts require the Company to provide a standby letter of credit or bank guarantee to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit and bank guarantees expire without being drawn by the beneficiary.

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

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
scheduled maturity dates. The Company had $11,238,000 at year-end 2022 and $9,593,000 at year-end 2021 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

8.    Gain on Sale and Other Costs, Net
A summary of the items included in gain on sale and other costs, net is as follows:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Gain on Sale of Assets	$(20,190)	$(515)	$—
Impairment Costs	731	804	1,861
Restructuring Costs	603	176	1,118
	$(18,856)	$465	$2,979
Gain on Sale of Assets
The Company entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights at one of its subsidiaries in China for $25,159,000 and relocate to a new facility (China Transaction). The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, the Company recognized a gain on the China Transaction of $20,190,000, or $15,143,000, net of deferred taxes of $5,047,000, in the first quarter of 2022. A receivable of $16,082,000 was recognized for the present value of the remaining amount of the sale proceeds, which is due the earlier of when the government sells the property or within two years from the effective date of the agreements. The receivable outstanding at December 31, 2022 was $15,181,000 and is included in other long-term assets in the consolidated balance sheet. The subsidiary, which is part of the Industrial Processing segment, will continue to occupy its current facility until construction of its new facility is complete, which is expected in 2023.
A summary of the change in the outstanding receivable on the China Transaction is as follows:

(In thousands)	December 31, 2022
Balance at Inception	$17,294
Present value discount	(1,212)
Receivable recorded, net	16,082
Accretion of interest income	422
Currency translation	(1,323)
Balance at End of Year	$15,181

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
In 2021, gain on sale of assets included $515,000 related to a gain on the sale of a building in Theodore, Alabama, within the Company's Industrial Processing segment for net cash proceeds of $1,634,000. The building was vacated as part of the Company's 2017 restructuring plan to consolidate three of its stock-preparation operations into a single new facility, which was completed in 2018.

Impairment and Restructuring Costs
During 2022, the Company recorded impairment costs of $731,000 and restructuring costs of $35,000 within its Industrial Processing segment. The impairment costs included $549,000 primarily related to the write-down of inventory at the Company's business in Russia and $182,000 related to the write-down of certain fixed assets that will not be moved to the new manufacturing facility in China.
During the fourth quarter of 2021, the Company initiated a restructuring plan within its Flow Control segment to eliminate a redundant ceramic blade manufacturing operation that resulted from its acquisition of Clouth. The plan consisted of severance costs related to the termination of five employees, and facility and other closure costs. Severance costs totaled $381,000, of which $205,000 were recorded in 2022 and $176,000 in 2021, and facility and other closure costs totaled $363,000, all of which were recorded in 2022. During 2021, the Company also recorded asset impairment charges related this restructuring plan of $499,000 for the write-down of an intangible asset, $226,000 for the write-down of certain machinery and equipment, and $79,000 for the write-down of a ROU asset. The Company does not expect to incur additional restructuring charges related to this restructuring plan.
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
A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying consolidated balance sheet, which are expected to be paid in 2023, are as follows:

(In thousands)	Severance Costs	Facility and Other Closure Costs	Total
2021 Restructuring Plan
Provision	$176	$—	$176
Usage	(19)	—	(19)
Currency translation	(1)	—	(1)
Balance at January 1, 2022	156	—	156
Provision	205	398	603
Usage	(159)	(231)	(390)
Currency translation	(13)	33	20
Balance at December 31, 2022	$189	$200	$389

2020 Restructuring Plan
Provision	$1,118	$—	$1,118
Usage	(1,052)	—	(1,052)
Currency translation	(5)	—	(5)
Balance at January 2, 2021	61	—	61
Usage	(61)	—	(61)
Balance at January 1, 2022	$—	$—	$—

During the fourth quarter of 2020, due to the continued and anticipated decline in demand for the Company's timber-harvesting business' products, the Company performed a quantitative analysis of the recoverability of the related intangible assets in which the income approach discounted cash flow methodology was used. As a result of this analysis, the Company determined that the fair values of the timber-harvesting product line's definite-lived intangible assets related to customer relationships, product technology and tradename were less than their carrying values, and therefore recorded additional impairment charges totaling $1,861,000 in 2020 following $2,336,000 of impairment charges recognized in 2019.

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
9.     Leases

The Company enters into operating and finance lease commitments primarily for its manufacturing and office space, vehicles, and equipment that expire on various dates over the next 12 years, some of which include one or more options to extend the lease for up to 5 years. In addition, the Company leases land associated with certain of its buildings in Canada and China under long-term leases expiring in 2032 to 2071. The lease in Canada also includes an assumed option to extend the term for up to 10 years.
The components of lease expense are as follows:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Operating Lease Cost	$5,870	$5,895	$5,602

Short-Term Lease Cost	697	674	671

Finance Lease Cost:
ROU asset amortization	1,026	1,045	1,157
Interest on lease liabilities	52	46	74
Total Finance Lease Cost	1,078	1,091	1,231

Total Lease Costs	$7,645	$7,660	$7,504

Supplemental cash flow information related to leases is as follows:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows from operating leases	$6,159	$12,474	$5,782
Operating cash flows from finance leases	$51	$46	$74
Financing cash flows from finance leases	$1,002	$1,044	$1,139

ROU Assets Obtained in Exchange for Lease Obligations:
Operating leases	$4,002	$7,247	$2,560
Finance leases	$1,468	$1,147	$622

Supplemental balance sheet information related to leases is as follows:

(In thousands)	Balance Sheet Line Item	December 31, 2022	January 1, 2022
Operating Leases:
ROU assets	Other current assets	$—	$2,341
ROU assets	Other assets	22,642	24,998
Total operating lease assets		$22,642	$27,339

Short-term liabilities	Other current liabilities	$4,458	$4,596
Long-term liabilities	Other long-term liabilities	17,817	19,959
Total operating lease liabilities		$22,275	$24,555

Finance Leases:
ROU assets, at cost	Property, plant, and equipment, at cost	$3,901	$4,076
ROU assets accumulated amortization	Accumulated depreciation and amortization	(1,994)	(2,489)
ROU assets, net	Property, plant, and equipment, net	$1,907	$1,587

Short-term obligations	Short-term obligations and current maturities of long-term obligations	$981	$862
Long-term obligations	Long-term obligations	959	748
Total finance lease liabilities		$1,940	$1,610

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements

	December 31, 2022	January 1, 2022
Weighted Average Remaining Lease Term (in years):
Operating leases	8.0	8.7
Finance leases	2.2	2.1

Weighted Average Discount Rate:
Operating leases	3.88%	3.82%
Finance leases	3.79%	2.55%

As of December 31, 2022, future lease payments for lease liabilities are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
2023	$5,220	$1,036
2024	4,247	685
2025	3,086	301
2026	2,312	3
2027	1,989	—
2028 and Thereafter	9,338	—
Total Future Lease Payments	26,192	2,025
Less: Imputed Interest	(3,917)	(85)
Present Value of Lease Payments	$22,275	$1,940

As of December 31, 2022, the Company had no significant operating and finance leases that had not yet commenced.

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

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
Gains and losses reported within SG&A expenses in the accompanying consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material in 2022, 2021, and 2020.
The following table summarizes the fair value of derivative instruments in the accompanying consolidated balance sheet:

		December 31, 2022		January 1, 2022
(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
2018 Swap Agreement	Other Current Assets	$131	$15,000	$—	$—
Derivatives in a Liability Position:
2018 Swap Agreement	Other Long-Term Liabilities	$—	$—	$(550)	$15,000
Forward currency-exchange contract	Other Current Liabilities	$(54)	$430	$(44)	$842
Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$15	$647	$14	$1,200
(a)See Note 11, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b)The year-end 2022 notional amounts are indicative of the level of the Company's recurring derivative activity during the year.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the year ended December 31, 2022:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized Loss, Net of Tax, at January 1, 2022	$(429)	$(33)	$(462)
Loss reclassified to earnings (a)	158	—	158
Gain (loss) recognized in AOCI	370	(8)	362
Unrealized Gain (Loss), Net of Tax, at December 31, 2022	$99	$(41)	$58
(a)See Note 14, Accumulated Other Comprehensive Items, for the income statement classification.

At year-end 2022, the Company expects to reclassify gains of $58,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the 2018 Swap Agreement and the maturity date of the forward currency-exchange contract.

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
A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•Level 3—Unobservable inputs based on the Company's own assumptions.

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$8,351	$—	$—	$8,351
Banker's acceptance drafts (a)	$—	$5,729	$—	$5,729
2018 Swap Agreement	$—	$131	$—	$131
Forward currency-exchange contracts (b)	$—	$15	$—	$15
Liabilities:
Forward currency-exchange contract (c)	$—	$54	$—	$54

	Fair Value as of January 1, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$13,458	$—	$—	$13,458
Banker's acceptance drafts (a)	$—	$8,049	$—	$8,049
Forward currency-exchange contracts (b)	$—	$14	$—	$14
Liabilities:
2018 Swap Agreement	$—	$550	$—	$550
Forward currency-exchange contracts (c)	$—	$44	$—	$44
(a)Included in accounts receivable in the accompanying consolidated balance sheet.
(b)Represents derivative instruments not designated as hedging instruments.
(c)Represents derivative instruments designated as hedging instruments.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during 2022. Banker's acceptance drafts are carried at face value which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the 2018 Swap Agreement is based on USD LIBOR yield curves at the reporting date. The forward currency-exchange contracts and the 2018 Swap Agreement are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of the Company's debt obligations, excluding lease obligations, are as follows:

	December 31, 2022		January 1, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$186,131	$186,131	$250,267	$250,267
Senior promissory notes	10,000	9,773	10,000	10,947
Other	3,090	3,090	4,331	4,331
	$199,221	$198,994	$264,598	$265,545
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

Kadant Inc.	2022 Financial Statements
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
The following table presents financial information for the Company's reportable operating segments:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Revenue
Flow Control (a)	$349,107	$288,788	$225,444
Industrial Processing	353,698	328,762	261,577
Material Handling (b)	201,934	169,029	148,007
	$904,739	$786,579	$635,028
Income Before Provision for Income Taxes
Flow Control (a,c)	$89,942	$65,509	$51,530
Industrial Processing (d)	89,754	66,569	42,971
Material Handling (b,e)	27,644	17,543	14,375
Corporate (f)	(36,058)	(32,911)	(27,752)
Total operating income	171,282	116,710	81,124
Interest expense, net (g)	(5,574)	(4,554)	(7,242)
Other expense, net (g)	(72)	(104)	(195)
	$165,636	$112,052	$73,687
Total Assets (h)
Flow Control (a)	$386,804	$382,379	$263,141
Industrial Processing	419,095	405,575	379,965
Material Handling (b)	336,492	334,785	273,909
Corporate (i)	7,490	9,473	10,556
	$1,149,881	$1,132,212	$927,571
Depreciation and Amortization
Flow Control (a)	$9,179	$8,366	$6,333
Industrial Processing	12,575	13,467	13,163
Material Handling (b)	13,085	12,341	11,628
Corporate	97	128	210
	$34,936	$34,302	$31,334

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Capital Expenditures
Flow Control (a)	$4,425	$4,128	$2,808
Industrial Processing (j)	20,137	6,412	3,123
Material Handling (b)	3,575	2,211	1,539
Corporate	62	20	125
	$28,199	$12,771	$7,595
Geographical Information
Revenue (k):
United States (b)	$404,835	$328,456	$286,015
Canada	87,951	79,426	62,059
China	85,500	82,121	51,003
Germany (a)	45,994	37,178	23,292
Other	280,459	259,398	212,659
	$904,739	$786,579	$635,028
Long-lived Assets (l):
United States (b)	$47,483	$43,418	$40,293
Canada	8,344	8,460	7,221
China (j)	15,834	6,613	9,844
Germany (a)	22,437	25,188	6,051
Other	24,757	24,310	21,233
	$118,855	$107,989	$84,642
(a)Includes results from Clouth, which was acquired between July 19, 2021 and August 10, 2021 (see Note 2, Acquisitions).
(b)Includes results from Balemaster, which was acquired on August 23, 2021 (see Note 2, Acquisitions).
(c)Includes acquisition-related expenses of $254,000 and $6,191,000 in 2022 and 2021, respectively. Acquisition-related expenses include acquisition costs and amortization expense associated with acquired profit in inventory and backlog. Includes non-cash charges for the write-off of indemnification assets of $741,000 in 2022. Includes impairment and restructuring costs of $568,000, $980,000 and $659,000 in 2022, 2021 and 2020, respectively.
(d)Includes a gain on the sale of a facility of $20,190,000 (see Note 8, Gain on Sale and Other Costs, Net), non-cash charges for the write-off of an indemnification asset of $575,000 and impairment and restructuring costs of $766,000 in 2022. Includes a gain on the sale of a building of $515,000 and acquisition-related expenses of $223,000 in 2021. Includes acquisition-related expenses of $679,000 and impairment and restructuring costs of $2,138,000 in 2020.
(e)Includes acquisition-related expenses of $899,000, $2,851,000, and $350,000 in 2022, 2021 and 2020, respectively.
(f)Represents general and administrative expenses.
(g)The Company does not allocate interest and other expense, net to its segments.
(h)Excludes all intercompany receivables or payables and investment in subsidiary balances.
(i)Primarily includes cash and cash equivalents, tax assets, ROU assets, and property, plant, and equipment, net.
(j)Includes capital expenditures of $10,379,000 in 2022 associated with the construction of a manufacturing facility in China. See Note 8, Gain on Sale and Other Costs, Net.
(k)Revenue is attributed to countries based on customer location.
(l)Represents property, plant, and equipment, net.

Kadant Inc.	2022 Financial Statements
Notes to Consolidated Financial Statements
13.    Earnings per Share

Basic and diluted EPS were calculated as follows:

(In thousands, except per share amounts)	December 31, 2022	January 1, 2022	January 2, 2021
Net Income Attributable to Kadant	$120,928	$84,043	$55,196

Basic Weighted Average Shares	11,654	11,579	11,482
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	34	76	82
Diluted Weighted Average Shares	11,688	11,655	11,564

Basic Earnings per Share	$10.38	$7.26	$4.81
Diluted Earnings per Share	$10.35	$7.21	$4.77
The effect of outstanding and unvested RSUs of the Company's common stock totaling 7,500 shares in 2022, 14,200 shares in 2021, and 22,900 shares in 2020 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

14.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying consolidated balance sheet.
Changes in each component of AOCI, net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred (Loss) Gain on Cash Flow Hedges	Total
Balance at January 1, 2022	$(29,096)	$(792)	$(462)	$(30,350)
Other comprehensive items before reclassifications	(25,392)	610	362	(24,420)
Reclassifications from AOCI	—	34	158	192
Net current period other comprehensive items	(25,392)	644	520	(24,228)
Balance at December 31, 2022	$(54,488)	$(148)	$58	$(54,578)
Amounts reclassified out of AOCI are as follows:

(In thousands)	December 31, 2022	January 1, 2022	January 2, 2021	Statement of Income Line Item
Retirement Benefit Plans
Recognized net actuarial loss	$(36)	$(50)	$(66)	Other expense, net
Amortization of prior service cost	(10)	(12)	(55)	Other expense, net
Total expense before income taxes	(46)	(62)	(121)
Income tax benefit	12	17	153	Provision for income taxes
	(34)	(45)	32
Cash Flow Hedges (a)
Interest rate swap agreements	(208)	(451)	(333)	Interest expense
Forward currency-exchange contracts	—	—	28	Cost of revenue
Forward currency-exchange contracts	—	157	—	SG&A expense
Total expense before income taxes	(208)	(294)	(305)
Income tax benefit	50	70	73	Provision for income taxes
	(158)	(224)	(232)
Total Reclassifications	$(192)	$(269)	$(200)
(a)See Note 10, Derivatives, for additional information.