Form 10-Q
period 2023-07-01
KADANT INC
filed 2023-08-09
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 28, 2023, the registrant had 11,705,898 shares of common stock outstanding.

Kadant Inc.
Report on Form 10-Q
For the Quarterly Period Ended July 1, 2023

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	July 1, 2023	December 31, 2022
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$66,725	$76,371
Restricted cash	3,470	3,354
Accounts receivable, net of allowances of $3,578 and $3,595	135,633	130,297
Inventories	176,380	163,672
Contract assets	11,986	14,898
Other current assets	41,449	26,818
Total Current Assets	435,643	415,410
Property, Plant, and Equipment, net of accumulated depreciation of $128,555 and $121,442	125,875	118,855
Other Assets	43,775	54,516
Intangible Assets, Net	167,327	175,645
Goodwill	388,802	385,455
Total Assets	$1,161,422	$1,149,881

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 5)	$3,464	$3,821
Accounts payable	48,911	58,060
Accrued payroll and employee benefits	32,003	35,672
Customer deposits	70,580	64,361
Advanced billings	12,043	7,966
Other current liabilities	46,217	43,581
Total Current Liabilities	213,218	213,461
Long-Term Obligations (Note 5)	153,409	197,340
Long-Term Deferred Income Taxes	38,690	38,745
Other Long-Term Liabilities	43,080	44,764

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	120,117	119,924
Retained earnings	711,664	660,644
Treasury stock at cost, 2,918,261 and 2,949,997 shares	(71,509)	(72,287)
Accumulated other comprehensive items (Note 7)	(49,547)	(54,578)
Total Kadant Stockholders' Equity	710,871	653,849
Noncontrolling interest	2,154	1,722
Total Stockholders' Equity	713,025	655,571
Total Liabilities and Stockholders' Equity	$1,161,422	$1,149,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(In thousands, except per share amounts)
Revenue (Notes 1 and 10)	$245,053	$221,649	$474,811	$448,129

Costs and Operating Expenses:
Cost of revenue	138,503	125,611	266,215	253,880
Selling, general, and administrative expenses	59,990	55,319	118,552	114,487
Research and development expenses	3,408	3,251	6,778	6,329
Gain on sale and other costs, net (Note 2)	74	—	74	(20,008)
	201,975	184,181	391,619	354,688
Operating Income	43,078	37,468	83,192	93,441
Interest Income	316	277	615	379
Interest Expense	(2,245)	(1,366)	(4,615)	(2,600)
Other Expense, Net	(21)	(19)	(42)	(41)
Income Before Provision for Income Taxes	41,128	36,360	79,150	91,179
Provision for Income Taxes (Note 4)	11,182	9,951	20,945	23,329
Net Income	29,946	26,409	58,205	67,850
Net Income Attributable to Noncontrolling Interest	(212)	(239)	(396)	(488)
Net Income Attributable to Kadant	$29,734	$26,170	$57,809	$67,362

Earnings per Share Attributable to Kadant (Note 3)
Basic	$2.54	$2.24	$4.94	$5.78
Diluted	$2.54	$2.24	$4.94	$5.77

Weighted Average Shares (Note 3)
Basic	11,704	11,660	11,693	11,645
Diluted	11,723	11,689	11,709	11,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(In thousands)
Net Income	$29,946	$26,409	$58,205	$67,850
Other Comprehensive Items:
Foreign currency translation adjustment	(400)	(19,364)	5,173	(21,648)
Post-retirement liability adjustments, net (net of tax of $(1), $11, $(3) and $13)	(2)	31	(8)	40
Deferred (loss) gain on cash flow hedges (net of tax of $(18), $46, $(32) and $114)	(59)	146	(98)	423
Other comprehensive items	(461)	(19,187)	5,067	(21,185)
Comprehensive Income	29,485	7,222	63,272	46,665
Comprehensive Income Attributable to Noncontrolling Interest	(213)	(129)	(432)	(332)
Comprehensive Income Attributable to Kadant	$29,272	$7,093	$62,840	$46,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
(In thousands)
Operating Activities
Net income attributable to Kadant	$57,809	$67,362
Net income attributable to noncontrolling interest	396	488
Net income	58,205	67,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,683	17,931
Stock-based compensation expense	4,886	4,536
Gain on sale of assets (Note 2)	—	(20,190)
Other items, net	1,584	7,579
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,002)	(12,336)
Contract assets	2,790	(3,694)
Inventories	(10,808)	(26,816)
Other assets	211	3,589
Accounts payable	(9,364)	(287)
Customer deposits	464	9,329
Other liabilities	(1,305)	(4,926)
Net cash provided by operating activities	59,344	42,565

Investing Activities
Acquisitions, net of cash acquired	277	(62)
Purchases of property, plant, and equipment	(13,246)	(9,815)
Proceeds from sale of property, plant, and equipment	97	1,942
Other investing activities	(30)	41
Net cash used in investing activities	(12,902)	(7,894)

Financing Activities
Proceeds from issuance of short- and long-term obligations	—	16,516
Repayment of short- and long-term obligations	(46,143)	(51,379)
Tax withholding payments related to stock-based compensation	(3,915)	(4,589)
Dividends paid	(6,430)	(5,936)
Other financing activities	(63)	—
Net cash used in financing activities	(56,551)	(45,388)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	579	(5,418)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(9,530)	(16,135)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	79,725	94,161
Cash, Cash Equivalents, and Restricted Cash at End of Period	$70,195	$78,026

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended July 1, 2023
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at April 1, 2023	14,624,159	$146	$117,547	$685,325	2,920,678	$(71,569)	$(49,085)	$1,941	$684,305
Net income	—	—	—	29,734	—	—	—	212	29,946
Dividend declared – Common Stock, $0.29 per share	—	—	—	(3,395)	—	—	—	—	(3,395)
Activity under stock plans	—	—	2,570	—	(2,417)	60	—	—	2,630
Other comprehensive items	—	—	—	—	—	—	(462)	1	(461)
Balance at July 1, 2023	14,624,159	$146	$120,117	$711,664	2,918,261	$(71,509)	$(49,547)	$2,154	$713,025

	Six Months Ended July 1, 2023
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	14,624,159	$146	$119,924	$660,644	2,949,997	$(72,287)	$(54,578)	$1,722	$655,571
Net income	—	—	—	57,809	—	—	—	396	58,205
Dividends declared – Common Stock, $0.58 per share	—	—	—	(6,789)	—	—	—	—	(6,789)
Activity under stock plans	—	—	193	—	(31,736)	778	—	—	971
Other comprehensive items	—	—	—	—	—	—	5,031	36	5,067
Balance at July 1, 2023	14,624,159	$146	$120,117	$711,664	2,918,261	$(71,509)	$(49,547)	$2,154	$713,025

	Three Months Ended July 2, 2022
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at April 2, 2022	14,624,159	$146	$112,651	$590,009	2,964,786	$(72,649)	$(32,302)	$1,883	$599,738
Net income	—	—	—	26,170	—	—	—	239	26,409
Dividend declared – Common Stock, $0.26 per share	—	—	—	(3,033)	—	—	—	—	(3,033)
Activity under stock plans	—	—	2,174	—	(2,600)	63	—	—	2,237
Other comprehensive items	—	—	—	—	—	—	(19,077)	(110)	(19,187)
Balance at July 2, 2022	14,624,159	$146	$114,825	$613,146	2,962,186	$(72,586)	$(51,379)	$2,012	$606,164

	Six Months Ended July 2, 2022
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 1, 2022	14,624,159	$146	$115,888	$551,848	3,003,419	$(73,596)	$(30,350)	$1,680	$565,616
Net income	—	—	—	67,362	—	—	—	488	67,850
Dividends declared – Common Stock, $0.52 per share	—	—	—	(6,064)	—	—	—	—	(6,064)
Activity under stock plans	—	—	(1,063)	—	(41,233)	1,010	—	—	(53)
Other comprehensive items	—	—	—	—	—	—	(21,029)	(156)	(21,185)
Balance at July 2, 2022	14,624,159	$146	$114,825	$613,146	2,962,186	$(72,586)	$(51,379)	$2,012	$606,164

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at July 1, 2023, its results of operations, comprehensive income, and stockholders' equity for the three- and six-month periods ended July 1, 2023 and July 2, 2022 and its cash flows for the six-month periods ended July 1, 2023 and July 2, 2023. Interim results are not necessarily indicative of results for a full year or for any other interim period.
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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the six months ended July 1, 2023.

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Cash Paid for Interest	$4,443	$2,408
Cash Paid for Income Taxes, Net of Refunds	$23,792	$19,167

Non-Cash Investing Activities:
Reduction in fair value of assets acquired	$(270)	$(1,568)
Cash received (paid) for acquired businesses	277	(62)
Increase (decrease) in liabilities assumed	$7	$(1,630)

Purchases of property, plant, and equipment in accounts payable	$1,134	$26

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$4,717	$5,040
Dividends declared but unpaid	$3,395	$3,033

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	July 1, 2023	July 2, 2022	December 31, 2022	January 1, 2022
Cash and cash equivalents	$66,725	$76,540	$76,371	$91,186
Restricted cash	3,470	1,486	3,354	2,975
Total Cash, Cash Equivalents, and Restricted Cash	$70,195	$78,026	$79,725	$94,161

Inventories
The components of inventories are as follows:

	July 1, 2023	December 31, 2022
(In thousands)
Raw Materials	$73,075	$71,040
Work in Process	45,428	38,612
Finished Goods	57,877	54,020
	$176,380	$163,672

Intangible Assets, Net
Gross intangible assets were $342,742,000 at July 1, 2023 and $343,130,000 at December 31, 2022. Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Accumulated amortization was $165,300,000 at July 1, 2023 and $155,834,000 at December 31, 2022.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 31, 2022
Gross balance	$118,309	$209,919	$142,765	$470,993
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	118,309	124,381	142,765	385,455
2023 Activity
Acquisition adjustments	—	—	4	4
Currency translation	1,169	1,428	746	3,343
Total 2023 activity	1,169	1,428	750	3,347
Balance at July 1, 2023
Gross balance	119,478	211,347	143,515	474,340
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$119,478	$125,809	$143,515	$388,802

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
The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet. The changes in the carrying amount of product warranty obligations are as follows:

	Six Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Balance at Beginning of Year	$7,283	$7,298
Provision charged to expense	3,154	2,657
Usage	(2,335)	(2,548)
Currency translation	97	(429)
Balance at End of Period	$8,199	$6,978

Revenue Recognition
Most of the Company’s revenue relates to products and services that require minimal customization and is recognized at a point in time for each performance obligation under the contract when the customer obtains control of the goods or service. The remaining portion of the Company’s revenue is recognized over time based on an input method that compares the costs incurred to date to the total expected costs required to satisfy the performance obligation. Contracts are accounted for on an over time basis when they include products which have no alternative use and an enforceable right to payment over time. Most of the contracts recognized on an over time basis are for large capital equipment projects. These projects are highly customized for the customer and, as a result, would include a significant cost to rework in the event of cancellation.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents revenue by revenue recognition method:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2023	2022	2023	2022
Point in Time	$222,235	$198,249	$426,474	$401,560
Over Time	22,818	23,400	48,337	46,569
	$245,053	$221,649	$474,811	$448,129

The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2023	2022	2023	2022
Revenue by Product Type:
Parts and consumables	$153,082	$145,680	$304,645	$291,924
Capital	91,971	75,969	170,166	156,205
	$245,053	$221,649	$474,811	$448,129
Revenue by Geography (based on customer location) (a):
North America	$135,385	$124,080	267,838	248,416
Europe	60,625	58,489	114,782	116,855
Asia	32,867	28,976	60,637	60,963
Rest of world	16,176	10,104	31,554	21,895
	$245,053	$221,649	$474,811	$448,129
(a)     The components of revenue by geography in the three and six months ended July 2, 2022 have been recast to conform to the current period presentation.

See Note 10, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

	July 1, 2023	December 31, 2022
(In thousands)
Contract Assets	$11,986	$14,898
Contract Liabilities	$87,780	$82,413

Contract assets represent unbilled revenue associated with revenue recognized on contracts accounted for on an over time basis, which will be billed in future periods based on the contract terms. Contract liabilities consist of short- and long-term customer deposits, advanced billings, and deferred revenue. Deferred revenue is included in other current liabilities, and long-term customer deposits are included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advance payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has shipped and control of the asset has transferred to the customer.
The Company recognized revenue of $20,212,000 in the second quarter of 2023 and $13,424,000 in the second quarter of 2022, and $47,228,000 in the first six months of 2023 and $47,901,000 in the first six months of 2022 that was included in the contract liabilities balance at the beginning of 2023 and 2022, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital equipment contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

was $54,925,000 as of July 1, 2023. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 75% of which is expected to occur within the next twelve months and the remaining 25% after the second quarter of 2024.

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $3,550,000 at July 1, 2023 and $5,729,000 at December 31, 2022, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

2.    Gain on Sale and Other Costs, Net

Gain on Sale of Assets
The Company entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights of one of its subsidiaries in China for $25,159,000 and relocate to a new facility (the China Transaction). The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, the Company recognized a gain on the China Transaction of $20,190,000, or $15,143,000 net of deferred taxes of $5,047,000, in the first quarter of 2022. A receivable of $16,082,000 was recognized for the present value of the remaining amount of the sale proceeds, which is due the earlier of when the government sells the property or within two years from the effective date of the agreements. The subsidiary, which is part of the Industrial Processing segment, will continue to occupy its current facility until construction of its new facility is complete, which is expected during the second half of 2023.
A summary of the change in the outstanding receivable on the China Transaction is as follows:

(In thousands)	July 1, 2023
Balance at Inception	$17,294
Present value discount	(1,212)
Receivable recorded, net	16,082
Accretion of interest income	422
Currency translation	(1,323)
Balance at December 31, 2022 (included in other assets)	15,181
Accretion of interest income	278
Currency translation	(707)
Balance at July 1, 2023 (included in other current assets)	$14,752

Other Costs
Other costs of $74,000 in the second quarter of 2023 and $182,000 in the first quarter of 2022 consisted of charges in the Company's Industrial Processing segment associated with the China Transaction for the write-down of certain fixed assets that will not be moved to the new manufacturing facility in China and facility moving costs.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(In thousands, except per share amounts)
Net Income Attributable to Kadant	$29,734	$26,170	$57,809	$67,362

Basic Weighted Average Shares	11,704	11,660	11,693	11,645
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	19	29	16	27
Diluted Weighted Average Shares	11,723	11,689	11,709	11,672

Basic Earnings per Share	$2.54	$2.24	$4.94	$5.78

Diluted Earnings per Share	$2.54	$2.24	$4.94	$5.77

The effect of outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 26,000 shares in the second quarter of 2023, 8,000 shares in the second quarter of 2022, 32,000 shares in the first six months of 2023 and 13,000 shares in the first six months of 2022 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the respective reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $20,945,000 in the first six months of 2023 and $23,329,000 in the first six months of 2022. The effective tax rate of 26% in the first six months of 2023 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, state taxes, and nondeductible expenses. The effective tax rate of 26% in the first six months of 2022 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, nondeductible expenses, and state taxes. These increases in tax expense in the first six months of 2022 were offset in part by a decrease in tax expense related to the net excess income tax benefits from stock-based compensation arrangements.

5.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	July 1, 2023	December 31, 2022
(In thousands)
Revolving Credit Facility, due 2027	$142,562	$186,131
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2023 to 2026	1,757	1,940
Other Borrowings, due 2023 to 2028	2,554	3,090
Total	156,873	201,161
Less: Short-term Obligations and Current Maturities of Long-Term Obligations	(3,464)	(3,821)
Long-Term Obligations	$153,409	$197,340

See Note 9, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
The Company's unsecured multi-currency revolving credit facility, originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on November 30, 2027 and has a borrowing capacity of $400,000,000, in addition to an uncommitted, unsecured incremental borrowing facility of $200,000,000. Interest on

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

borrowings outstanding accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, as defined, plus an applicable margin of 0% to 1.25%, or (ii) Eurocurrency Rate, Term SOFR (plus a 10 basis point credit spread adjustment), CDOR Rate, and RFR, as applicable and defined, plus an applicable margin of 1.0% to 2.25%. The margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $50,000,000, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. Additionally, the Credit Agreement requires the payment of a commitment fee payable in arrears on the available borrowing capacity under the Credit Agreement, which ranges from 0.125% to 0.350%.
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
As of July 1, 2023, the outstanding balance under the Credit Agreement was $142,562,000, which included $74,562,000 of euro-denominated borrowings. The Company had $257,267,000 of borrowing capacity available as of July 1, 2023, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 5.27% as of July 1, 2023 and 4.33% as of year-end 2022.
See Note 8, Derivatives, under the heading Interest Rate Swap Agreement, for information relating to the swap agreement, which matured on June 30, 2023.

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

Debt Compliance
As of July 1, 2023, the Company was in compliance with the covenants related to its debt obligations.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,648,000 in the second quarter of 2023, $2,276,000 in the second quarter of 2022, $4,886,000 in the first six months of 2023 and $4,536,000 in the first six months of 2022 within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $12,021,000 at July 1, 2023, which will be recognized over a weighted average period of 1.8 years.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Non-Employee Director RSUs
In May 2023, the Company granted an aggregate of 4,340 RSUs to its non-employee directors with an aggregate grant date fair value of $849,000, of which 50% vested on June 1, 2023, 25% vest on the last day of the third fiscal quarter of 2023 and the remaining 25% vest on the last day of the fourth fiscal quarter of 2023.

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
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Gain (Loss) on Cash Flow Hedges	Total
Balance at December 31, 2022	$(54,488)	$(148)	$58	$(54,578)
Other comprehensive items before reclassifications	5,137	(13)	1	5,125
Reclassifications from AOCI	—	5	(99)	(94)
Net current period other comprehensive items	5,137	(8)	(98)	5,031
Balance at July 1, 2023	$(49,351)	$(156)	$(40)	$(49,547)

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Amounts reclassified from AOCI are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	Statement of Income Line Item
Retirement Benefit Plans
Recognized net actuarial loss	$(1)	$(6)	$(2)	$(13)	Other expense, net
Amortization of prior service cost	(3)	(2)	(5)	(5)	Other expense, net
Total expense before income taxes	(4)	(8)	(7)	(18)
Income tax benefit	1	2	2	5	Provision for income taxes
	(3)	(6)	(5)	(13)
Cash Flow Hedges (a)
Interest rate swap agreement	76	(83)	136	(194)	Interest expense
Income tax (provision) benefit	(23)	20	(37)	47	Provision for income taxes
	53	(63)	99	(147)
Total Reclassifications	$50	$(69)	$94	$(160)
(a)See Note 8, Derivatives, for additional information.

8.    Derivatives

Interest Rate Swap Agreement
In 2018, the Company entered into an interest rate swap agreement (2018 Swap Agreement) with Citizens Bank to hedge its exposure to movements in USD LIBOR on its U.S. dollar-denominated debt. The 2018 Swap Agreement, which had a $15,000,000 notional value, matured on June 30, 2023. Prior to the maturity of the 2018 Swap Agreement, on a quarterly basis, the Company received three-month USD LIBOR, which was subject to a zero percent floor, and paid a fixed rate of interest of 3.15% plus an applicable margin as was defined in the Credit Agreement.
The Company had designated its 2018 Swap Agreement as a cash flow hedge and structured it to be 100% effective. Unrealized gains and losses related to the fair value of the 2018 Swap Agreement were recorded to AOCI, net of tax.

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
Gains and losses reported within SG&A expenses in the accompanying condensed consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material for the three- and six-month periods ended July 1, 2023 and July 2, 2022.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		July 1, 2023		December 31, 2022
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivative in an Asset Position:
2018 Swap Agreement	Other Current Assets	$—	$—	$131	$15,000
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(52)	$430	$(54)	$430

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$15	$647
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(1)	$100	$—	$—
(a)     See Note 9, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b)     The 2023 notional amounts are indicative of the level of the Company's recurring derivative activity.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the six months ended July 1, 2023:

(In thousands)	Interest Rate Swap Agreement	Forward Currency-Exchange Contract	Total
Unrealized Gain (Loss), Net of Tax, at December 31, 2022	$99	$(41)	$58
Gain reclassified to earnings (a)	(99)	—	(99)
Gain recognized in AOCI	—	1	1
Unrealized Loss, Net of Tax, at July 1, 2023	$—	$(40)	$(40)

(a)    See Note 7, Accumulated Other Comprehensive Items, for the income statement classification.

As of July 1, 2023, the Company expects to reclassify losses of $40,000 from AOCI to earnings over the next twelve months based on the maturity date of the forward currency-exchange contract.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of July 1, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$4,541	$—	$—	$4,541
Banker's acceptance drafts (a)	$—	$3,550	$—	$3,550
Liabilities:
Forward currency-exchange contracts	$—	$53	$—	$53

	Fair Value as of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$8,351	$—	$—	$8,351
Banker's acceptance drafts (a)	$—	$5,729	$—	$5,729
2018 Swap Agreement (b)	$—	$131	$—	$131
Forward currency-exchange contracts	$—	$15	$—	$15
Liabilities:
Forward currency-exchange contract	$—	$54	$—	$54
(a)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(b)The 2018 Swap Agreement matured on June 30, 2023.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2023. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the 2018 Swap Agreement was based on USD LIBOR yield curves at the reporting date. The forward currency-exchange contracts and the 2018 Swap Agreement prior to its maturity were hedges of either recorded assets or liabilities or anticipated transactions and represent or represented the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	July 1, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$142,562	$142,562	$186,131	$186,131
Senior promissory notes	10,000	9,721	10,000	9,773
Other	2,554	2,554	3,090	3,090
	$155,116	$154,837	$199,221	$198,994

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

The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2023	2022	2023	2022
Revenue
Flow Control	$95,729	$85,220	$185,250	$171,046
Industrial Processing	89,967	84,402	173,509	177,487
Material Handling	59,357	52,027	116,052	99,596
	$245,053	$221,649	$474,811	$448,129

Income Before Provision for Income Taxes
Flow Control	$25,821	$22,707	$50,010	$44,432
Industrial Processing (a)	16,978	15,285	32,945	53,444
Material Handling (b)	10,374	8,701	19,661	14,545
Corporate (c)	(10,095)	(9,225)	(19,424)	(18,980)
Total operating income	43,078	37,468	83,192	93,441
Interest expense, net (d)	(1,929)	(1,089)	(4,000)	(2,221)
Other expense, net (d)	(21)	(19)	(42)	(41)
	$41,128	$36,360	$79,150	$91,179

Capital Expenditures
Flow Control	$1,290	$1,031	$2,694	$1,556
Industrial Processing (e)	6,129	5,073	8,708	7,025
Material Handling	1,358	843	1,820	1,227
Corporate	—	—	24	7
	$8,777	$6,947	$13,246	$9,815

(a)Includes other costs of $74,000 in the three and six months ended July 1, 2023 and $182,000 in the six months ended July 2, 2022. Includes a gain on the sale of a facility of $20,190,000 (see Note 2, Gain on Sale and Other Costs, Net) and non-cash charges for the write-off of an indemnification asset of $575,000 in the six months ended July 2. 2022.
(b)Includes a non-cash charge for the write-off of an indemnification asset of $177,000 in the three and six months ended July 1, 2023 and acquisition-related expenses of $717,000 in the six months ended July 2, 2022.
(c)Represents general and administrative expenses.
(d)The Company does not allocate interest and other expense, net to its segments.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(e)Includes capital expenditures of $3,108,000 and $3,287,000 in the three and six months ended July 1, 2023, respectively, and $3,128,000 and $3,242,000 in the three and six months ended July 2, 2022, respectively, related to the China Transaction. See Note 2, Gain on Sale and Other Costs, Net.

11.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $12,315,000 at July 1, 2023 and $11,238,000 at December 31, 2022 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Industry and Business Overview
Our consolidated bookings were $215.2 million in the second quarter of 2023, decreasing 22% sequentially from record bookings in the first quarter of 2023, which included several large orders in our Material Handling and Flow Control segments. Our bookings returned to a more typical level in the second quarter following a general slowdown in industrial activity, and we expect bookings for the remainder of the year to be consistent with the second quarter of 2023. We ended the second quarter with a strong backlog of $362.8 million, more than half of which was attributable to our Industrial Processing segment. An overview of our business by segment is as follows:

KADANT INC.

•Flow Control – Our Flow Control segment bookings decreased 16% sequentially compared to record bookings in the first quarter of 2023 led by weaker demand in Europe where inflationary pressures resulted in constrained spending. We expect a slight decrease in demand in this segment for the remainder of the year compared to the second quarter of 2023 reflecting the overall softening in industrial production, but expect our end markets to remain healthy.
•Industrial Processing – Our Industrial Processing segment bookings decreased 18% sequentially from the first quarter of 2023 driven by weaker demand for our capital equipment products. Demand for our wood processing capital equipment returned to more typical levels in the second quarter of 2023 after the record-setting pace experienced over the last two years, which was fueled by a robust U.S. housing market. Demand for our wood processing parts and consumable products declined sequentially in the second quarter of 2023 but remained strong. Orders for our stock-preparation capital equipment products declined sequentially in the second quarter of 2023, especially in Europe and China, while demand for our parts and consumables products remained stable during the same period. We expect steady demand in the Industrial Processing segment for the remainder of the year, but remain cautious as to how governmental efforts to control inflation may impact this segment's end markets.
•Material Handling – Our Material Handling segment bookings decreased 35% sequentially compared to the record bookings in the first quarter of 2023. Our vibratory and conveying business led the sequential decline primarily due to a large capital equipment order valued at approximately $12 million booked in the first quarter for the longest conveying line in North America. Demand in our baling business also declined sequentially in both the U.S. and Europe due in part to the delay of capital equipment projects given the increased uncertainty in the economy. We expect demand in the Material Handling segment for the second half of 2023 to be steady and consistent with the second quarter of 2023.

Our global operations have been and continue to be impacted by complex market conditions fueled by inflationary pressures, geopolitical tensions, and labor availability. While the U.S economy has proven more resilient, growth in the European economy has slowed due to high energy prices and surging inflation, and China's manufacturing activity has contracted. We expect our operating environment to continue to be challenging as central banks work to address inflationary pressures, which creates continued uncertainty for the remainder of 2023. However, we believe that the fundamentals of our business remain strong, particularly given our high backlog levels, solid global operations teams, and ongoing strength in the markets we serve.
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

KADANT INC.

Results of Operations

Second Quarter 2023 Compared With Second Quarter 2022

Revenue
The following table presents the change in revenue by segment between the second quarters of 2023 and 2022, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by segment in the second quarters of 2023 and 2022 is as follows:

						(Non-GAAP)
	Three Months Ended		Increase		Currency Translation	Change in Organic Revenue
(In thousands, except percentages)	July 1, 2023	July 2, 2022		% Change		Increase	% Change
Flow Control	$95,729	$85,220	$10,509	12%	$(247)	$10,756	13%
Industrial Processing	89,967	84,402	5,565	7%	(2,323)	7,888	9%
Material Handling	59,357	52,027	7,330	14%	238	7,092	14%
Consolidated	$245,053	$221,649	$23,404	11%	$(2,332)	$25,736	12%

Consolidated revenue increased 11% in the second quarter of 2023, including a 1% decrease from the unfavorable effect of foreign currency translation. All our operating segments contributed to the 12% increase in organic revenue led by our Flow Control segment. The majority of the organic revenue increase was due to higher demand for our capital equipment, especially at our Industrial Processing segment's wood processing businesses and, to a lesser extent, our Flow Control segment. In addition, we experienced increased demand for our parts and consumables products at our Material Handling segment's vibratory and conveying business and at our Flow Control segment.
Revenue at our Flow Control segment increased 12% in the second quarter of 2023 primarily due to higher demand for capital equipment, especially in North America and, to a lesser extent, for our parts and consumables products. The higher demand for parts and consumables occurred in all regions and was driven by the strength in the underlying packaging industry primarily in North America, and from our customers, primarily in Europe, seeking to mitigate high energy prices with our products that optimize energy utilization.
Revenue at our Industrial Processing segment increased 7% in the second quarter of 2023, while organic revenue increased 9%. The increase in organic revenue was primarily driven by higher demand for capital equipment at our wood processing businesses due to several large projects in North America. This increase was offset in part by softening demand at our stock-preparation businesses in China as manufacturing activity has contracted and mills focus on installing and optimizing capital equipment purchased in prior periods.
Revenue at our Material Handling segment increased 14% in the second quarter of 2023 primarily from our parts and consumables products at our vibratory and conveying business in North America partially due to the fulfillment of orders from our backlog, which led to record parts and consumables revenue in this segment in the second quarter of 2023. Revenue also increased, but to a lesser extent, at our baling business in North America driven by the sale of our capital equipment products used to recycle packaging materials.

KADANT INC.

Gross Profit Margin
Gross profit margin by segment in the second quarters of 2023 and 2022 is as follows:

	Three Months Ended		Basis Point Change
	July 1, 2023	July 2, 2022
Flow Control	51.4%	52.8%	(140)	bps
Industrial Processing	39.5%	38.4%	110	bps
Material Handling	36.8%	35.9%	90	bps
Consolidated	43.5%	43.3%	20	bps

Consolidated gross profit margin increased to 43.5% in the second quarter of 2023 compared with 43.3%`in the second quarter of 2022 due to higher margins achieved on our capital equipment products, especially in our Industrial Processing segment, partially offset by a decrease in the proportion of higher-margin parts and consumables revenue, which decreased to 62% compared to 66% in the prior year period.
Within our operating segments, gross profit margin:
•Decreased to 51.4% at our Flow Control segment from 52.8% in the 2022 period due to a lower percentage of parts and consumables revenue compared to the prior year period and lower margins achieved on our parts and consumables products.
•Increased to 39.5% at our Industrial Processing segment from 38.4% in the 2022 period due to higher margins achieved on wood processing capital equipment products, partially offset by a decrease in the proportion of higher-margin parts and consumables revenue.
•Increased to 36.8% at our Material Handling segment from 35.9% in the 2022 period due to a greater proportion of higher-margin parts and consumables revenue compared to the prior year period, and higher margins achieved on our capital equipment products.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the second quarters of 2023 and 2022 are as follows:

	Three Months Ended
(In thousands, except percentages)	July 1, 2023	July 2, 2022	Increase	% Change
Flow Control	$22,200	$20,969	$1,231	6%
Industrial Processing	16,677	15,614	1,063	7%
Material Handling	11,019	9,498	1,521	16%
Corporate	10,094	9,238	856	9%
Consolidated	$59,990	$55,319	$4,671	8%
Consolidated as a Percentage of Revenue	24%	25%

Consolidated SG&A expenses as a percentage of revenue decreased to 24% in the second quarter of 2023 compared with 25% in the second quarter of 2022 principally due to the increase in revenue. Consolidated SG&A expenses were higher in the second quarter of 2023 due to increased compensation expense, trade show and travel-related costs, and professional service fees.
Within our operating segments, SG&A expenses:
•Increased $1.2 million at our Flow Control segment principally due to increased compensation expense, travel costs, and professional service fees.
•Increased $1.1 million at our Industrial Processing segment due to increased compensation expense associated with existing and new personnel and incremental trade show and travel-related costs. These increases were offset in part by a $0.4 million favorable effect of foreign currency translation.

KADANT INC.

•Increased $1.5 million at our Material Handling segment principally due to increased compensation expense associated with existing and new personnel and a $0.2 million indemnification asset reversal related to the release of tax reserves.
•Increased $0.9 million at Corporate due to increased professional service fees and compensation expense associated with existing and new personnel.

Other Costs
Other costs of $0.1 million in the second quarter of 2023 within our Industrial Processing segment associated with the China Transaction (as defined below in the results of operations for the first six months of 2023 compared with the first six months of 2022) included a write-down of certain fixed assets that will not be moved to the new manufacturing facility in China and facility moving costs.

Interest Expense
Interest expense increased to $2.2 million in the second quarter of 2023 from $1.4 million in the second quarter of 2022 due to a higher weighted-average interest rate, partially offset by lower average debt outstanding in the second quarter of 2023 compared to the second quarter of 2022.

Provision for Income Taxes
Provision for income taxes increased to $11.2 million in the second quarter of 2023 from $10.0 million in the second quarter of 2022. The effective tax rate of 27% in the second quarter of 2023 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, nondeductible expenses, and tax expense associated with Global Intangible Low-Taxed Income provisions. The effective tax rate of 27% in the second quarter of 2022 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, nondeductible expenses, and the cost of repatriating the earnings of certain foreign subsidiaries.

Net Income
Net income increased to $29.9 million in the second quarter of 2023 from $26.4 million in the second quarter of 2022 primarily due to a $5.6 million increase in operating income, offset in part by a $0.9 million increase in interest expense and a $1.2 million increase in provision for income taxes (see discussions above for further details).

First Six Months 2023 Compared With First Six Months 2022

Revenue
The following table presents changes in revenue and organic revenue by segment between the first six months of 2023 and 2022. Organic revenue is a non-GAAP measure as defined above in the results of operations for the second quarter of 2023 compared with the second quarter of 2022.

Revenue by segment in the first six months of 2023 and 2022 is as follows:

						(Non-GAAP)
	Six Months Ended				Currency Translation	Change in Organic Revenue
(In thousands, except percentages)	July 1, 2023	July 2, 2022	Increase (Decrease)	% Change		Increase	% Change
Flow Control	$185,250	$171,046	$14,204	8%	$(2,802)	$17,006	10%
Industrial Processing	173,509	177,487	(3,978)	(2)%	(6,146)	2,168	1%
Material Handling	116,052	99,596	16,456	17%	(776)	17,232	17%
Consolidated	$474,811	$448,129	$26,682	6%	$(9,724)	$36,406	8%

Consolidated revenue in the first six months of 2023 increased 6%, including a 2% decrease from the unfavorable effect of foreign currency translation. The organic revenue increase of 8% was led by our Material Handling and Flow Control segments due to higher demand for both our parts and consumables and capital equipment products.
Revenue at our Flow Control segment increased 8% in the first six months of 2023, while organic revenue increased 10% with relatively equal contributions from our fluid-handling and doctoring, cleaning, & filtration product lines. The increase

KADANT INC.

in organic revenue was primarily due to higher demand for parts and consumables and capital equipment products in North America driven by strength in the underlying packaging industry and, to a lesser extent, demand from our customers, primarily in Europe, seeking to mitigate high energy prices with our products that optimize energy utilization. We are more cautious about the outlook for the remainder of the year as mills take downtime and reduce maintenance spending and customers in Europe face challenging market conditions.
Revenue at our Industrial Processing segment decreased 2% in the first six months of 2023, while organic revenue increased 1%. Organic revenue increased primarily due to higher demand for our capital equipment products at both our stock-preparation and wood processing businesses in North America where the U.S. economy and housing market continued to demonstrate resiliency against inflationary pressures. This increase was largely offset by softening demand at our stock-preparation businesses in China as manufacturing activity has contracted and mills focus on installing and optimizing capital equipment purchased in prior periods.
Revenue at our Material Handling segment increased 17% in the first six months of 2023 led by our vibratory and conveying business in North America. Expansion projects related to the mining of minerals led to increased demand for our aboveground and underground conveying systems. In addition, parts and consumables revenue at our vibratory and conveying business increased over 25% from the prior year period partially due to the fulfillment of orders from our backlog. Revenue also increased, but to a lesser extent, at our baling business in North America driven by the sale of our capital equipment products used to recycle packaging materials.

Gross Profit Margin
Gross profit margin by segment in the first six months of 2023 and 2022 is as follows:

	Six Months Ended		Basis Point Change
	July 1, 2023	July 2, 2022
Flow Control	52.3%	52.6%	(30)	bps
Industrial Processing	40.0%	38.5%	150	bps
Material Handling	36.4%	36.1%	30	bps
Consolidated	43.9%	43.3%	60	bps

Consolidated gross profit margin increased to 43.9% in the first six months of 2023 compared with 43.3% in the first six months of 2022 due to higher margins achieved on capital equipment products, partially offset by a lower proportion of parts and consumables revenue, which decreased to 64% compared to 65% in the prior year period.
Within our operating segments, gross profit margin:
•Decreased to 52.3% at our Flow Control segment from 52.6% in the 2022 period primarily due to a lower proportion of parts and consumables revenue.
•Increased to 40.0% at our Industrial Processing segment from 38.5% in the 2022 period primarily due to higher margins achieved on our stock-preparation capital equipment products.
•Increased to 36.4% at our Material Handling segment from 36.1% in the 2022 period principally due to higher margins achieved on our parts and consumables products.

Selling, General, and Administrative Expenses
SG&A expenses by segment in the first six months of 2023 and 2022 were as follows:

	Six Months Ended
(In thousands, except percentages)	July 1, 2023	July 2, 2022	Increase	% Change
Flow Control	$44,417	$43,053	$1,364	3%
Industrial Processing	32,975	31,983	992	3%
Material Handling	21,738	20,502	1,236	6%
Corporate	19,422	18,949	473	2%
Consolidated	$118,552	$114,487	$4,065	4%
Consolidated as a Percentage of Revenue	25%	26%

Consolidated SG&A expenses as a percentage of revenue decreased to 25% in the first six months of 2023 compared with 26% in the first six months of 2022 principally due to the increase in revenue. Consolidated SG&A expenses in the first

KADANT INC.

six months of 2023 included a $2.1 million favorable effect of foreign currency, a decrease of $0.8 million in acquisition-related costs, and a decrease of $0.4 million in indemnification asset reversals related to the release of tax reserves. Excluding these favorable items, consolidated SG&A expenses increased $7.4 million, or 6%, primarily due to increased compensation expense and travel-related costs.
Within our operating segments, SG&A expenses:
•Increased $1.4 million at our Flow Control segment primarily due to increased compensation expense and travel costs. These increases were partially offset by a $0.6 million favorable effect of foreign currency translation and a decrease in bad debt expense.
•Increased $1.0 million at our Industrial Processing segment principally due to increased compensation expense associated with existing and new personnel and incremental trade show and travel-related costs. These increases were partially offset by a $1.3 million favorable effect of foreign currency translation and the inclusion of an indemnification asset reversal related to the release of tax reserves of $0.6 million in 2022.
•Increased $1.2 million at our Material Handling segment due to increased compensation expense associated with existing and new personnel and, to a lesser extent, the inclusion of an indemnification asset reversal related to the release of tax reserves of $0.2 million. These increases were partially offset by a decrease of $0.7 million in acquisition-related costs and a $0.2 million favorable effect of foreign currency translation.
•Increased $0.5 million at Corporate due to increased professional service fees and compensation expense associated with existing and new personnel, partially offset by a decrease in incentive compensation.

Gain on Sale and Other Costs, Net
Gain on Sale of Assets
We entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights of one of our subsidiaries in China for $25.2 million and relocate to a new facility (the China Transaction). The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, we recognized a gain on the China Transaction of $20.2 million, or $15.1 million, net of deferred taxes of $5.0 million, in the first quarter of 2022. Our subsidiary, which is part of the Industrial Processing segment, will continue to occupy its current facility until construction of its new facility is complete, which is expected during the second half of 2023. See Note 2, Gain on Sale and Other Costs, Net, in the accompanying condensed consolidated financial statements for further details.
Other Costs
Other costs of $0.1 million in the first six months of 2023 and $0.2 million in the first six months of 2022 within our Industrial Processing segment associated with the China Transaction included a write-down of certain fixed assets that will not be moved to the new manufacturing facility in China and facility moving costs.

Interest Expense
Interest expense increased to $4.6 million in the first six months of 2023 from $2.6 million in the first six months of 2022 due to a higher weighted-average interest rate, partially offset by lower average debt outstanding in the first six months of 2023 compared to the first six months of 2022.

Provision for Income Taxes
Provision for income taxes decreased to $20.9 million in the first six months of 2023 from $23.3 million in the first six months of 2022. The effective tax rate of 26% in the first six months of 2023 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, and nondeductible expenses. The effective tax rate of 26% in the first six months of 2022 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and state taxes. These increases in tax expense in the first six months of 2022 were offset in part by a decrease in tax expense related to the net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income decreased to $58.2 million in the first six months of 2023 from $67.9 million in the first six months of 2022 primarily due to a decrease in operating income $10.2 million and a $2.0 million increase in interest expense, offset in part by a $2.4 million decrease in provision for income taxes. Net income in the first six months of 2022 included a $15.1 million after-tax gain on the sale of a building related to the China Transaction (see discussions above for further details).

KADANT INC.

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
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Income Attributable to Kadant	$29,734	$26,170	$57,809	$67,362
Net Income Attributable to Noncontrolling Interest	212	239	396	488
Provision for Income Taxes	11,182	9,951	20,945	23,329
Interest Expense, Net	1,929	1,089	4,000	2,221
Other Expense, Net	21	19	42	41
Operating Income	43,078	37,468	83,192	93,441
Gain on Sale (a)	—	—	—	(20,190)
Acquisition Costs	—	—	—	76
Indemnification Asset Reversals (b)	177	—	177	575
Other Costs	74	—	74	182
Acquired Backlog Amortization (c)	—	—	—	703
Acquired Profit in Inventory Amortization (d)	—	—	—	(218)
Adjusted Operating Income (non-GAAP measure)	43,329	37,468	83,443	74,569
Depreciation and Amortization	8,237	8,486	16,683	17,228
Adjusted EBITDA (non-GAAP measure)	$51,566	$45,954	$100,126	$91,797
Adjusted EBITDA Margin (non-GAAP measure)	21.0%	20.7%	21.1%	20.5%

(a) Represents a $20.2 million pre-tax gain on the China Transaction in our Industrial Processing segment.
(b) Represents indemnification asset reversals related to the release of tax reserves associated with uncertain tax positions.
(c) Represents intangible amortization expense associated with acquired backlog.
(d) Represents income within cost of revenue associated with amortization of acquired profit in inventory.

KADANT INC.

A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cash Provided by Operating Activities	$22,478	$18,797	$59,344	$42,565
Less: Capital Expenditures (a)	(8,777)	(6,947)	(13,246)	(9,815)
Free Cash Flow (non-GAAP measure)	$13,701	$11,850	$46,098	$32,750

(a)    Includes $3.1 million and $3.3 million in the three and six months ended July 1, 2023, respectively, and $3.1 million and $3.2 million in the three and six months ended July 2, 2022, respectively, related to the China Transaction.

Liquidity and Capital Resources

Consolidated working capital was $222.4 million at July 1, 2023, compared with $201.9 million at December 31, 2022. Cash and cash equivalents were $66.7 million at July 1, 2023, compared with $76.4 million at December 31, 2022, which included cash and cash equivalents held by our foreign subsidiaries of $62.0 million at July 1, 2023 and $75.8 million at December 31, 2022.

Cash Flows
Cash flow information in the first six months of 2023 and 2022 is as follows:

	Six Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Net Cash Provided by Operating Activities	$59,344	$42,565
Net Cash Used in Investing Activities	(12,902)	(7,894)
Net Cash Used in Financing Activities	(56,551)	(45,388)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	579	(5,418)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(9,530)	$(16,135)

Operating Activities
Cash provided by operating activities increased to $59.3 million in the first six months of 2023 from $42.6 million in the first six months of 2022 primarily due to a reduction in cash used for working capital. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations.
During the first six months of 2023, cash provided by income was offset in part by investments in working capital. Increases in inventory used cash of $10.8 million primarily related to capital equipment orders that will ship in 2023 and early 2024. Decreases in accounts payable used cash of $9.4 million primarily due to the timing of payments. In addition, an increase in accounts receivable used cash of $4.0 million mainly due to our revenue growth and the timing of shipments.
During the first six months of 2022, cash provided by income was offset in part by investments in working capital. Increases in inventory used cash of $26.8 million primarily related to capital equipment orders that shipped in 2022 and early 2023. In addition, an increase in accounts receivable associated with our revenue growth used cash of $12.3 million. These uses of cash were offset in part by $9.3 million of cash received from customer deposits.

Investing Activities
Cash used in investing activities was $12.9 million in the first six months of 2023, compared with $7.9 million in the first six months of 2022. Capital expenditures were $13.2 million in the first six months of 2023 and $9.8 million in the first six months of 2022, including capital expenditures associated with the construction of our new manufacturing facility in China of $3.3 million in the first six months of 2023 and $3.2 million in the first six months of 2022. In addition, we received $1.9 million of cash from the sale of assets in the first six months of 2022.

KADANT INC.

Financing Activities
Cash used in financing activities was $56.6 million in the first six months of 2023, compared with $45.4 million in the first six months of 2022. Repayments of short- and long-term obligations were $46.1 million in the first six months of 2023 compared to repayments of short- and long-term obligations of $51.4 million, partially offset by borrowings under our revolving credit facility of $16.5 million in the first six months of 2022. Cash dividends paid to stockholders were $6.4 million in the first six months of 2023 and $5.9 million in the first six months of 2022. In addition, taxes paid related to the vesting of equity awards was $3.9 million in the first six months of 2023 compared to $4.6 million in the first six months of 2022.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $0.6 million increase in cash, cash equivalents, and restricted cash in the first six months of 2023 was primarily attributable to the weakening of the U.S. dollar against the euro, and to a lesser extent, the Mexican peso, and Brazilian real, partially offset by the strengthening of the U.S. dollar against the Chinese renminbi.

Borrowing Capacity and Debt Obligations
Our unsecured multi-currency revolving credit facility originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on November 30, 2027 and has a total borrowing capacity of $400 million. At July 1, 2023, we had $257.3 million of borrowing capacity available under our Credit Agreement, in addition to a $200 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25. As of July 1, 2023, our leverage ratio was 0.51 and we were in compliance with our debt covenants. See Note 5, Short- and Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 18, 2023, our board of directors approved the repurchase of up to $50 million of our equity securities during the period from May 18, 2023 to May 18, 2024. We have not repurchased any shares of our common stock under this authorization or under our previous $50 million authorization that expired on May 19, 2023.
We paid cash dividends of $6.4 million in the first six months of 2023. On May 18, 2023, we declared a quarterly cash dividend of $0.29 per share totaling $3.4 million that will be paid on August 10, 2023. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $25 to $27 million during the remainder of 2023 for property, plant, and equipment, including $5 million for our new manufacturing facility in China.
As of July 1, 2023, we had approximately $269.9 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $223.8 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first six months of 2023, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $3.7 million.
We believe that existing cash and cash equivalents, along with cash generated from operations, our existing borrowing capacity and continued access to debt markets, will be sufficient to meet the capital requirements of our operations for the next 12 months and foreseeable future.

Contractual Obligations and Other Commercial Commitments
There have been no material changes to our contractual obligations and other commercial commitments during the first six months of 2023 compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Liquidity and Capital Resources in Part II, Item 7, of our Annual Report.

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

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2023. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 1, 2023, our Chief Executive Officer and Chief Financial Officer concluded that as of July 1, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors
Careful consideration should be given to the factors discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition or future results, in addition to the information set forth in this Quarterly Report on Form 10-Q.

Item 5 – Other Information
Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended July 1, 2023.

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

KADANT INC.

Date: August 9, 2023	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)