Form 10-Q
period 2023-09-30
KADANT INC
filed 2023-11-08
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 27, 2023, the registrant had 11,707,096 shares of common stock outstanding.

Kadant Inc.
Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	September 30, 2023	December 31, 2022
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$76,793	$76,371
Restricted cash	2,260	3,354
Accounts receivable, net of allowances of $4,024 and $3,595	140,075	130,297
Inventories	164,346	163,672
Contract assets	12,113	14,898
Other current assets	40,535	26,818
Total Current Assets	436,122	415,410
Property, Plant, and Equipment, net of accumulated depreciation of $128,416 and $121,442	128,738	118,855
Other Assets	43,893	54,516
Intangible Assets, Net	161,034	175,645
Goodwill	384,317	385,455
Total Assets	$1,154,104	$1,149,881

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 5)	$3,116	$3,821
Accounts payable	44,286	58,060
Accrued payroll and employee benefits	37,226	35,672
Customer deposits	67,090	64,361
Advanced billings	10,498	7,966
Other current liabilities	51,348	43,581
Total Current Liabilities	213,564	213,461
Long-Term Obligations (Note 5)	126,123	197,340
Long-Term Deferred Income Taxes	37,805	38,745
Other Long-Term Liabilities	42,695	44,764

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	122,444	119,924
Retained earnings	739,133	660,644
Treasury stock at cost, 2,917,063 and 2,949,997 shares	(71,480)	(72,287)
Accumulated other comprehensive items (Note 7)	(58,591)	(54,578)
Total Kadant Stockholders' Equity	731,652	653,849
Noncontrolling interest	2,265	1,722
Total Stockholders' Equity	733,917	655,571
Total Liabilities and Stockholders' Equity	$1,154,104	$1,149,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
(In thousands, except per share amounts)
Revenue (Notes 1 and 10)	$244,182	$224,510	$718,993	$672,639

Costs and Operating Expenses:
Cost of revenue	138,456	129,154	404,671	383,034
Selling, general, and administrative expenses	57,889	53,153	176,441	167,640
Research and development expenses	3,324	3,245	10,102	9,574
Gain on sale and other costs, net (Note 2)	969	72	1,043	(19,936)
	200,638	185,624	592,257	540,312
Operating Income	43,544	38,886	126,736	132,327
Interest Income	438	271	1,053	650
Interest Expense	(2,107)	(1,721)	(6,722)	(4,321)
Other Expense, Net	(20)	(19)	(62)	(60)
Income Before Provision for Income Taxes	41,855	37,417	121,005	128,596
Provision for Income Taxes (Note 4)	10,816	9,746	31,761	33,075
Net Income	31,039	27,671	89,244	95,521
Net Income Attributable to Noncontrolling Interest	(175)	(184)	(571)	(672)
Net Income Attributable to Kadant	$30,864	$27,487	$88,673	$94,849

Earnings per Share Attributable to Kadant (Note 3)
Basic	$2.64	$2.36	$7.58	$8.14
Diluted	$2.63	$2.35	$7.57	$8.12

Weighted Average Shares (Note 3)
Basic	11,706	11,662	11,697	11,651
Diluted	11,740	11,700	11,719	11,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
(In thousands)
Net Income	$31,039	$27,671	$89,244	$95,521
Other Comprehensive Items:
Foreign currency translation adjustment	(9,104)	(22,798)	(3,931)	(44,446)
Post-retirement liability adjustments, net (net of tax of $1, $8, $(2) and $21)	5	24	(3)	64
Deferred (loss) gain on cash flow hedges (net of tax of $(3), $27, $(35) and $141)	(9)	83	(107)	506
Other comprehensive items	(9,108)	(22,691)	(4,041)	(43,876)
Comprehensive Income	21,931	4,980	85,203	51,645
Comprehensive Income Attributable to Noncontrolling Interest	(111)	(73)	(543)	(405)
Comprehensive Income Attributable to Kadant	$21,820	$4,907	$84,660	$51,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022
(In thousands)
Operating Activities
Net income attributable to Kadant	$88,673	$94,849
Net income attributable to noncontrolling interest	571	672
Net income	89,244	95,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,917	26,387
Stock-based compensation expense	7,243	6,576
Gain on sale of assets (Note 2)	—	(20,190)
Other items, net	2,346	9,127
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,676)	(20,700)
Contract assets	2,465	(8,528)
Inventories	(1,461)	(33,784)
Other assets	667	(947)
Accounts payable	(12,913)	(262)
Customer deposits	(1,463)	16,163
Other liabilities	5,942	(1,901)
Net cash provided by operating activities	106,311	67,462

Investing Activities
Acquisitions, net of cash acquired	277	138
Purchases of property, plant, and equipment	(22,094)	(16,191)
Proceeds from sale of property, plant, and equipment	535	2,091
Other investing activities	1,222	39
Net cash used in investing activities	(20,060)	(13,923)

Financing Activities
Proceeds from issuance of short- and long-term obligations	—	21,554
Repayment of short- and long-term obligations	(71,868)	(69,460)
Tax withholding payments related to stock-based compensation	(3,915)	(4,607)
Dividends paid	(9,825)	(8,969)
Dividend paid to noncontrolling interest	—	(630)
Other financing activities	(63)	—
Net cash used in financing activities	(85,671)	(62,112)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(1,252)	(10,474)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(672)	(19,047)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	79,725	94,161
Cash, Cash Equivalents, and Restricted Cash at End of Period	$79,053	$75,114

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended September 30, 2023
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at July 1, 2023	14,624,159	$146	$120,117	$711,664	2,918,261	$(71,509)	$(49,547)	$2,154	$713,025
Net income	—	—	—	30,864	—	—	—	175	31,039
Dividend declared – Common Stock, $0.29 per share	—	—	—	(3,395)	—	—	—	—	(3,395)
Activity under stock plans	—	—	2,327	—	(1,198)	29	—	—	2,356
Other comprehensive items	—	—	—	—	—	—	(9,044)	(64)	(9,108)
Balance at September 30, 2023	14,624,159	$146	$122,444	$739,133	2,917,063	$(71,480)	$(58,591)	$2,265	$733,917

	Nine Months Ended September 30, 2023
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	14,624,159	$146	$119,924	$660,644	2,949,997	$(72,287)	$(54,578)	$1,722	$655,571
Net income	—	—	—	88,673	—	—	—	571	89,244
Dividends declared – Common Stock, $0.87 per share	—	—	—	(10,184)	—	—	—	—	(10,184)
Activity under stock plans	—	—	2,520	—	(32,934)	807	—	—	3,327
Other comprehensive items	—	—	—	—	—	—	(4,013)	(28)	(4,041)
Balance at September 30, 2023	14,624,159	$146	$122,444	$739,133	2,917,063	$(71,480)	$(58,591)	$2,265	$733,917

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at September 30, 2023, its results of operations, comprehensive income, and stockholders' equity for the three- and nine-month periods ended September 30, 2023 and October 1, 2022 and its cash flows for the nine-month periods ended September 30, 2023 and October 1, 2022. Interim results are not necessarily indicative of results for a full year or for any other interim period.
The condensed consolidated balance sheet presented as of December 31, 2022 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Annual Report). The condensed consolidated financial statements and related notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report.

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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023.

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	September 30, 2023	October 1, 2022
Cash Paid for Interest	$6,341	$3,907
Cash Paid for Income Taxes, Net of Refunds	$34,037	$28,692

Non-Cash Investing Activities:
Reduction in fair value of assets acquired	$(270)	$(1,768)
Cash received for acquired businesses	277	138
Increase (decrease) in liabilities assumed	$7	$(1,630)

Purchase of property with outstanding loan receivable	—	$1,397

Purchases of property, plant, and equipment in accounts payable	$749	$36

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2023	October 1, 2022
Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$4,951	$5,295
Dividends declared but unpaid	$3,395	$3,032

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	September 30, 2023	October 1, 2022	December 31, 2022	January 1, 2022
Cash and cash equivalents	$76,793	$72,936	$76,371	$91,186
Restricted cash	2,260	2,178	3,354	2,975
Total Cash, Cash Equivalents, and Restricted Cash	$79,053	$75,114	$79,725	$94,161

Inventories
The components of inventories are as follows:

	September 30, 2023	December 31, 2022
(In thousands)
Raw Materials	$67,647	$71,040
Work in Process	41,883	38,612
Finished Goods	54,816	54,020
	$164,346	$163,672

Intangible Assets, Net
Gross intangible assets were $342,742,000 at September 30, 2023 and $343,130,000 at December 31, 2022. Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Accumulated amortization was $169,804,000 at September 30, 2023 and $155,834,000 at December 31, 2022.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 31, 2022
Gross balance	$118,309	$209,919	$142,765	$470,993
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	118,309	124,381	142,765	385,455
2023 Activity
Acquisition adjustments	—	—	4	4
Currency translation	(609)	(224)	(309)	(1,142)
Total 2023 activity	(609)	(224)	(305)	(1,138)
Balance at September 30, 2023
Gross balance	117,700	209,695	142,460	469,855
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$117,700	$124,157	$142,460	$384,317

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
The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet. The changes in the carrying amount of product warranty obligations are as follows:

	Nine Months Ended
(In thousands)	September 30, 2023	October 1, 2022
Balance at Beginning of Year	$7,283	$7,298
Provision charged to expense	4,879	3,637
Usage	(3,391)	(3,361)
Currency translation	(90)	(877)
Balance at End of Period	$8,681	$6,697

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents revenue by revenue recognition method:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2023	2022	2023	2022
Point in Time	$216,956	$201,557	$643,430	$603,117
Over Time	27,226	22,953	75,563	69,522
	$244,182	$224,510	$718,993	$672,639

The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2023	2022	2023	2022
Revenue by Product Type:
Parts and consumables	$149,564	$141,857	$454,209	$433,781
Capital	94,618	82,653	264,784	238,858
	$244,182	$224,510	$718,993	$672,639
Revenue by Geography (based on customer location):
North America	$133,780	$126,699	401,618	375,115
Europe	66,491	57,409	181,273	174,264
Asia	27,393	26,953	88,030	87,916
Rest of world	16,518	13,449	48,072	35,344
	$244,182	$224,510	$718,993	$672,639

See Note 10, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

	September 30, 2023	December 31, 2022
(In thousands)
Contract Assets	$12,113	$14,898
Contract Liabilities	$83,035	$82,413

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
The Company recognized revenue of $9,613,000 in the third quarter of 2023 and $11,912,000 in the third quarter of 2022, and $56,841,000 in the first nine months of 2023 and $59,813,000 in the first nine months of 2022 that was included in the contract liabilities balance at the beginning of 2023 and 2022, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital equipment contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations was $47,568,000 as of September 30, 2023. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 74% of which is expected to occur within the next twelve months and the remaining 26% after the third quarter of 2024.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $8,558,000 at September 30, 2023 and $5,729,000 at December 31, 2022, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Recent Accounting Pronouncements Not Yet Adopted
Business Combinations - Joint Venture Formations (Topic 805), Recognition and Initiation Measurement. In August 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-05, to address the diversity in practice on the accounting treatment of joint venture formations. Under this ASU, a joint venture is required to apply a new basis of accounting at its formation date by valuing the net assets contributed at fair value for both business and asset transactions. The value of the net assets in total is then allocated to individual assets and liabilities by applying Topic 805 with certain exceptions. This new guidance is effective for joint ventures with a formation date on or after January 1, 2025 and is required to be applied prospectively. Additionally, joint ventures with a formation date prior to January 1, 2025, have an option to elect to apply the guidance retrospectively, provided adequate information is available. The impact of the adoption of this ASU on the Company's consolidated financial statements will be dependent upon joint ventures formed in future periods.

2.    Gain on Sale and Other Costs, Net

A summary of the items included in gain on sale and other costs, net is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2023	2022	2023	2022
Gain on Sale of Assets	$—	$—	$—	$(20,190)
Relocation Costs	535	—	609	—
Restructuring Costs	398	72	398	72
Impairment Costs	36	—	36	182
	$969	$72	$1,043	$(19,936)
Gain on Sale of Assets
The Company entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights of one of its subsidiaries in China for $25,159,000 and relocate to a new facility (China Transaction). The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, the Company recognized a gain on the China Transaction of $20,190,000, or $15,143,000 net of deferred taxes of $5,047,000, in the first quarter of 2022. A receivable of $16,082,000 was recognized for the present value of the remaining amount of the sale proceeds, which is due the earlier of when the government sells the property or within two years from the effective date of the agreements. The subsidiary, which is part of the Industrial Processing segment, relocated to its new facility during the third quarter of 2023.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the change in the outstanding receivable on the China Transaction is as follows:

(In thousands)	Total
Balance at Inception	$17,294
Present value discount	(1,212)
Receivable recorded, net	16,082
Accretion of interest income	422
Currency translation	(1,323)
Balance at December 31, 2022 (included in other assets)	15,181
Accretion of interest income	411
Currency translation	(794)
Balance at September 30, 2023 (included in other current assets)	$14,798
Other Costs
Relocation Costs
As part of the China Transaction, the Company incurred costs of $535,000 in the third quarter of 2023 and $609,000 in the first nine months of 2023 related to the relocation of machinery and equipment and administrative offices to the new manufacturing facility.

Restructuring and Impairment Costs
The Company initiated restructuring plans within its Flow Control segment as follows:
•During the third quarter of 2023, the Company initiated a restructuring plan to consolidate a small manufacturing operation into a larger facility in Germany (2023 Restructuring Plan). The Company recorded total restructuring and impairment charges of $434,000 in the third quarter of 2023 and first nine months of 2023, which consisted of severance costs of $369,000 for the termination of 10 employees, asset-write downs of $36,000, and facility and other closure costs of $29,000.
•During the fourth quarter of 2021, the Company initiated a restructuring plan to eliminate a redundant ceramic blade manufacturing operation in France (2021 Restructuring Plan). The Company recorded additional restructuring costs of $72,000 in the third quarter and first nine months of 2022 related to this plan, which consisted of severance costs for the termination of two employees.
A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying condensed consolidated balance sheet, which are expected to be paid in the fourth quarter of 2023 and early 2024, are as follows:

(In thousands)	Severance Costs	Facility and Other Closure Costs	Total
2021 Restructuring Plan
Balance at December 31, 2022	$189	$200	$389
Usage	(187)	(199)	(386)
Currency translation	(2)	(1)	(3)
Balance at September 30, 2023	$—	$—	$—

2023 Restructuring Plan
Provision	$369	$29	$398
Usage	(23)	—	(23)
Currency translation	(10)	(1)	(11)
Balance at September 30, 2023	$336	$28	$364
In addition, the Company recorded an impairment charge of $182,000 in the first nine months of 2022 for the write-down of certain fixed assets that were not moved to the new facility related to the China Transaction.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
(In thousands, except per share amounts)
Net Income Attributable to Kadant	$30,864	$27,487	$88,673	$94,849

Basic Weighted Average Shares	11,706	11,662	11,697	11,651
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	34	38	22	30
Diluted Weighted Average Shares	11,740	11,700	11,719	11,681

Basic Earnings per Share	$2.64	$2.36	$7.58	$8.14

Diluted Earnings per Share	$2.63	$2.35	$7.57	$8.12

The effect of outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 5,000 shares in the third quarter of 2023, 4,000 shares in the third quarter of 2022, 23,000 shares in the first nine months of 2023 and 10,000 shares in the first nine months of 2022 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the respective reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $31,761,000 in the first nine months of 2023 and $33,075,000 in the first nine months of 2022. The effective tax rate of 26% in the first nine months of 2023 and 2022 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, state taxes, and nondeductible expenses.

5.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	September 30, 2023	December 31, 2022
(In thousands)
Revolving Credit Facility, due 2027	$115,494	$186,131
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2023 to 2026	1,704	1,940
Other Borrowings, due 2023 to 2028	2,041	3,090
Total	129,239	201,161
Less: Short-term Obligations and Current Maturities of Long-Term Obligations	(3,116)	(3,821)
Long-Term Obligations	$126,123	$197,340

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As of September 30, 2023, the outstanding balance under the Credit Agreement was $115,494,000, which included $72,494,000 of euro-denominated borrowings. The Company had $284,911,000 of borrowing capacity available as of September 30, 2023, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 5.43% as of September 30, 2023 and 4.33% as of year-end 2022.
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

Debt Compliance
As of September 30, 2023, the Company was in compliance with the covenants related to its debt obligations.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,357,000 in the third quarter of 2023, $2,040,000 in the third quarter of 2022, $7,243,000 in the first nine months of 2023 and $6,576,000 in the first nine months of 2022 within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $9,716,000 at September 30, 2023, which will be recognized over a weighted average period of 1.7 years.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Non-Employee Director RSUs
In May 2023, the Company granted an aggregate of 4,340 RSUs to its non-employee directors with an aggregate grant date fair value of $849,000, of which 50% vested on June 1, 2023, 25% vested on the last day of the third fiscal quarter of 2023 and the remaining 25% are to vest on the last day of the fourth fiscal quarter of 2023.

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
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Gain (Loss) on Cash Flow Hedges	Total
Balance at December 31, 2022	$(54,488)	$(148)	$58	$(54,578)
Other comprehensive items before reclassifications	(3,903)	(10)	(8)	(3,921)
Reclassifications from AOCI	—	7	(99)	(92)
Net current period other comprehensive items	(3,903)	(3)	(107)	(4,013)
Balance at September 30, 2023	$(58,391)	$(151)	$(49)	$(58,591)

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Amounts reclassified from AOCI are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	Statement of Income Line Item
Retirement Benefit Plans
Recognized net actuarial loss	$(1)	$(6)	$(3)	$(19)	Other expense, net
Amortization of prior service cost	(2)	(2)	(7)	(7)	Other expense, net
Total expense before income taxes	(3)	(8)	(10)	(26)
Income tax benefit	1	2	3	7	Provision for income taxes
	(2)	(6)	(7)	(19)
Cash Flow Hedges (a)
Interest rate swap agreement	—	(33)	136	(227)	Interest expense
Income tax benefit (provision)	—	8	(37)	55	Provision for income taxes
	—	(25)	99	(172)
Total Reclassifications	$(2)	$(31)	$92	$(191)
(a)See Note 8, Derivatives, for additional information.

8.    Derivatives

Interest Rate Swap Agreement
In 2018, the Company entered into an interest rate swap agreement (2018 Swap Agreement) with Citizens Bank, N.A. to hedge its exposure to movements in USD LIBOR on its U.S. dollar-denominated debt. The 2018 Swap Agreement, which had a $15,000,000 notional value, matured on June 30, 2023. Prior to the maturity of the 2018 Swap Agreement, on a quarterly basis, the Company received three-month USD LIBOR, which was subject to a zero percent floor, and paid a fixed rate of interest of 3.15% plus an applicable margin as was defined in the Credit Agreement.
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
Gains and losses reported within SG&A expenses in the accompanying condensed consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material for the three- and nine-month periods ended September 30, 2023 and October 1, 2022.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		September 30, 2023		December 31, 2022
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivative in an Asset Position:
2018 Swap Agreement	Other Current Assets	$—	$—	$131	$15,000
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(65)	$430	$(54)	$430

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$15	$647
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(23)	$801	$—	$—
(a)     See Note 9, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b)     The 2023 notional amounts are indicative of the level of the Company's recurring derivative activity.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the nine months ended September 30, 2023:

(In thousands)	Interest Rate Swap Agreement	Forward Currency-Exchange Contract	Total
Unrealized Gain (Loss), Net of Tax, at December 31, 2022	$99	$(41)	$58
Gain reclassified to earnings (a)	(99)	—	(99)
Loss recognized in AOCI	—	(8)	(8)
Unrealized Loss, Net of Tax, at September 30, 2023	$—	$(49)	$(49)

(a)    See Note 7, Accumulated Other Comprehensive Items, for the income statement classification.

As of September 30, 2023, the Company expects to reclassify losses of $49,000 from AOCI to earnings over the next twelve months based on the maturity date of the forward currency-exchange contract.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of September 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$7,474	$—	$—	$7,474
Banker's acceptance drafts (a)	$—	$8,558	$—	$8,558
Liabilities:
Forward currency-exchange contracts	$—	$88	$—	$88

	Fair Value as of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$8,351	$—	$—	$8,351
Banker's acceptance drafts (a)	$—	$5,729	$—	$5,729
2018 Swap Agreement (b)	$—	$131	$—	$131
Forward currency-exchange contracts	$—	$15	$—	$15
Liabilities:
Forward currency-exchange contract	$—	$54	$—	$54
(a)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(b)The 2018 Swap Agreement matured on June 30, 2023.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2023. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the 2018 Swap Agreement was based on USD LIBOR yield curves at the reporting date. The forward currency-exchange contracts and the 2018 Swap Agreement prior to its maturity were hedges of either recorded assets or liabilities or anticipated transactions and represent or represented the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$115,494	$115,494	$186,131	$186,131
Senior promissory notes	10,000	9,788	10,000	9,773
Other	2,041	2,041	3,090	3,090
	$127,535	$127,323	$199,221	$198,994

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
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products and alternative fuel industries, among others. The Company's primary products include stock-preparation systems and recycling equipment, chemical pulping equipment, debarkers, stranders and chippers. In addition, the Company provides industrial automation and digitization solutions to process industries.
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

The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2023	2022	2023	2022
Revenue
Flow Control	$90,798	$86,880	$276,048	$257,926
Industrial Processing	94,220	86,085	267,729	263,572
Material Handling	59,164	51,545	175,216	151,141
	$244,182	$224,510	$718,993	$672,639

Income Before Provision for Income Taxes
Flow Control (a)	$24,246	$22,874	$74,256	$67,306
Industrial Processing (b)	19,023	17,550	51,968	70,994
Material Handling (c)	10,345	6,945	30,006	21,490
Corporate (d)	(10,070)	(8,483)	(29,494)	(27,463)
Total operating income	43,544	38,886	126,736	132,327
Interest expense, net (e)	(1,669)	(1,450)	(5,669)	(3,671)
Other expense, net (e)	(20)	(19)	(62)	(60)
	$41,855	$37,417	$121,005	$128,596

Capital Expenditures
Flow Control	$1,195	$868	$3,889	$2,424
Industrial Processing (f)	7,299	4,654	16,007	11,679
Material Handling	350	854	2,170	2,081
Corporate	4	—	28	7
	$8,848	$6,376	$22,094	$16,191

(a)Includes restructuring and impairment costs of $434,000 in both the three and nine months ended September 30, 2023, and $72,000 in both the three and nine months ended October 1, 2022. Includes acquisition-related expenses of $410,000 and $254,000 in the three and nine months ended October 1, 2022, respectively.
(b)Includes relocation costs of $535,000 and $609,000 in the three and nine months ended September 30, 2023, respectively. Includes a gain on the sale of a facility of $20,190,000, impairment costs of $182,000 (see Note 2, Gain on Sale and Other Costs, Net), and a non-cash charge for the write-off of an indemnification asset of $575,000 in the nine months ended October 1, 2022.
(c)Includes acquisition-related expenses of $717,000 in the nine months ended October 1, 2022.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(d)Represents general and administrative expenses.
(e)The Company does not allocate interest and other expense, net to its segments.
(f)Includes capital expenditures of $2,476,000 and $5,763,000 in the three and nine months ended September 30, 2023, respectively, and $2,155,000 and $5,397,000 in the three and nine months ended October 1, 2022, respectively, related to the China Transaction. See Note 2, Gain on Sale and Other Costs, Net.

11.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $9,954,000 at September 30, 2023 and $11,238,000 at December 31, 2022 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully Risk Factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Annual Report) and as may be further amended and/or restated in subsequent filings with the SEC.

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
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products, and alternative fuel industries, among others. Our primary products include stock-preparation systems and recycling equipment, chemical pulping equipment, debarkers, stranders and chippers. In addition, we provide industrial automation and digitization solutions to process industries.
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

Industry and Business Overview
Our consolidated bookings were $209.6 million in the third quarter of 2023, decreasing 3% sequentially and 1% compared to the third quarter of 2022. Our bookings declined in the second and third quarters of 2023 after the record bookings in the first quarter of 2023 following a general slowdown in industrial activity. We expect our bookings in the fourth quarter of 2023 to be consistent with the prior quarter as our customers assess and respond to the impact of differing market conditions around the world. We ended the third quarter with a strong backlog of $323.5 million, more than half of which was attributable to our Industrial Processing segment.

KADANT INC.

An overview of our business by segment is as follows:
•Flow Control – Our Flow Control segment bookings decreased 2% compared to the third quarter of 2022 led by a decline in capital bookings. In North America, there was constrained capital spending as mills took downtime and paper and containerboard producers consolidated or moved locations to align capacity with demand. In Europe, there was continued uncertainty in the end markets we serve primarily due to elevated inflation and high interest rates. In addition, there has been a reduction in demand for paper across Europe as the supply chain focuses on reducing the volume of packaging materials used in shipments. However, many of the end markets in our Flow Control segment remain strong despite the general sluggishness in the manufacturing sector, and we expect bookings in the fourth quarter of 2023 to remain stable.
•Industrial Processing – Our Industrial Processing segment bookings decreased 10% compared to the third quarter of 2022 driven by weaker demand for our parts and consumables products. Demand for our wood processing products declined 12% compared to the third quarter of 2022 largely driven by a decrease in new construction activity. While there is still a healthy level of quote activity, there has been an increase in the quote to order times. In our stock-preparation business in the U.S., market-related downtime at our customers contributed to weaker demand for our parts and consumables products. This was offset in part by increased demand for our capital equipment as mills focused on replacement and refurbishment projects critical to keeping the mills operational. In China, there was an increase in stock-preparation capital equipment bookings driven by a large greenfield project, however, overall market conditions are sluggish as mills focus on bringing capacity online. Given the recent and anticipated capital project activity, we expect sequentially higher bookings in our Industrial Processing segment in the fourth quarter of 2023.
•Material Handling – Our Material Handling segment bookings increased 17% compared to the third quarter of 2022 led by our baling business. The growing need for efficient waste handling and packaging solutions across various industries has resulted in increased demand for our baling products. As more countries and industries prioritize waste reduction and recycling, the demand for baling equipment is expected to rise. Increased demand led by our parts and consumables products at our conveying and vibratory business in the third quarter of 2023 was due in part to new government legislation, which has positively impacted the aggregates industry. While we expect demand in our Material Handling segment to moderate in the near term, we continue to see growing project activity, particularly in North America.

Our global operations have been and continue to be impacted by complex market conditions fueled by inflationary pressures, geopolitical tensions, and softening markets. While the U.S economy has proven more resilient, growth in the European economy has slowed due to high interest rates and elevated inflation, and China's manufacturing activity has contracted. We expect our operating environment to continue to be challenging as central banks work to address inflationary pressures, which creates continued uncertainty for the remainder of 2023 and into 2024. However, we believe that the fundamentals of our business remain strong, particularly given our high backlog levels, solid global operations teams, and long-term strength of our end markets.
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

Results of Operations

Third Quarter 2023 Compared With Third Quarter 2022

Revenue
The following table presents the change in revenue by segment between the third quarters of 2023 and 2022, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by segment in the third quarters of 2023 and 2022 is as follows:

	Three Months Ended		Increase		Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	September 30, 2023	October 1, 2022		% Change		Increase	% Change
Flow Control	$90,798	$86,880	$3,918	5%	$2,743	$1,175	1%
Industrial Processing	94,220	86,085	8,135	9%	(10)	8,145	9%
Material Handling	59,164	51,545	7,619	15%	1,217	6,402	12%
Consolidated	$244,182	$224,510	$19,672	9%	$3,950	$15,722	7%

Consolidated revenue increased 9% in the third quarter of 2023, including a 2% increase from the favorable effect of foreign currency translation. All our operating segments contributed to the 7% increase in organic revenue. The majority of the organic revenue increase was due to higher demand for our capital equipment at our Material Handling and Industrial Processing segments and, to a lesser extent, increased demand for our parts and consumables products at our Industrial Processing segment.
Revenue at our Flow Control segment increased 5% in the third quarter of 2023, while organic revenue increased 1%, with offsetting geographic impacts. Increased demand for our parts and consumables products in North America as mills took downtime and focused on maintenance spending was partially offset by softening demand in Europe due to more challenging market conditions. Higher demand for our capital equipment in Europe, especially from our customers seeking to mitigate high energy prices, were mostly offset by weaker demand in China due to depressed market conditions resulting in longer quote to order times.
Revenue at our Industrial Processing segment increased 9% in the third quarter of 2023 driven by increased demand for both our capital equipment and parts and consumable products. The higher demand for capital equipment occurred primarily in our stock-preparation business due to several large projects in Europe. Additionally, there was increased demand for parts and consumables products in our stock-preparation and wood processing businesses, primarily in North America, due to maintenance requirements at many of our customers.
Revenue at our Material Handling segment increased 15% in the third quarter of 2023, while organic revenue increased 12%. The increase in organic revenue was led by capital project activity at our conveying and vibratory business due to higher production rates. In addition, our baling business had increased demand for parts and consumables as more industries focus on waste reduction and recycling.

KADANT INC.

Gross Profit Margin
Gross profit margin by segment in the third quarters of 2023 and 2022 is as follows:

	Three Months Ended		Basis Point Change
	September 30, 2023	October 1, 2022
Flow Control	52.2%	51.6%	60	bps
Industrial Processing	39.5%	39.3%	20	bps
Material Handling	35.7%	32.3%	340	bps
Consolidated	43.3%	42.5%	80	bps

Consolidated gross profit margin increased to 43.3% in the third quarter of 2023 compared with 42.5%`in the third quarter of 2022 due to higher margins achieved on our parts and consumables products, especially in our Material Handling segment. This increase was partially offset by a decrease in the proportion of higher-margin parts and consumables revenue, which decreased to 61% compared to 63% in the prior year period.
Within our operating segments, gross profit margin:
•Increased to 52.2% at our Flow Control segment from 51.6% in the 2022 period primarily due to higher margins achieved on our capital equipment partially offset by a decrease in margins for our parts and consumables products.
•Increased to 39.5% at our Industrial Processing segment from 39.3% in the 2022 period due to higher margins achieved on parts and consumable products partially offset by a decrease in margins achieved on our wood processing capital equipment products.
•Increased to 35.7% at our Material Handling segment from 32.3% in the 2022 period due to increased margins on our conveying and vibratory parts and consumable products partially offset by a decrease in margins achieved on our capital equipment products.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the third quarters of 2023 and 2022 are as follows:

	Three Months Ended
(In thousands, except percentages)	September 30, 2023	October 1, 2022	Increase	% Change
Flow Control	$21,538	$20,717	$821	4%
Industrial Processing	15,968	14,660	1,308	9%
Material Handling	10,332	9,321	1,011	11%
Corporate	10,051	8,455	1,596	19%
Consolidated	$57,889	$53,153	$4,736	9%
Consolidated as a Percentage of Revenue	24%	24%

Consolidated SG&A expenses as a percentage of revenue was 24% in both the third quarters of 2023 and 2022. Consolidated SG&A expenses increased $4.7 million in the third quarter of 2023 compared to the third quarter of 2022, including a $1.1 million unfavorable effect of foreign currency translation and increased compensation expense, professional service fees, and travel-related costs.
Within our operating segments, SG&A expenses:
•Increased $0.8 million at our Flow Control segment principally due to a $0.7 million unfavorable effect of foreign currency translation, foreign currency transaction losses, and increased travel costs. These increases were partially offset by a decrease in acquisition costs of $0.4 million.
•Increased $1.3 million at our Industrial Processing segment due to increased compensation expense associated with existing and new personnel and higher trade show costs.
•Increased $1.0 million at our Material Handling segment principally due to increased compensation expense associated with existing and new personnel and a $0.2 million unfavorable effect of foreign currency translation.
•Increased $1.6 million at Corporate due to higher professional service fees and compensation expense.

KADANT INC.

Other Costs
Other Costs were $1.0 million in the third quarter of 2023 and $0.1 million in the third quarter of 2022 and included the following:
•Costs of $0.5 million in the third quarter of 2023 within our Industrial Processing segment were associated with the China Transaction (as defined below in the results of operations for the first nine months of 2023 compared with the first nine months of 2022) and related to the relocation of machinery and equipment and administrative offices to the new manufacturing facility.
•Restructuring and impairment costs of $0.4 million in the third quarter of 2023 within our Flow Control segment related to the consolidation of a small manufacturing operation into a larger facility in Germany (2023 Restructuring Plan). This charge consisted of severance costs for the termination of 10 employees, asset-write downs, and facility and other closure costs. We expect annualized savings of approximately $0.7 million, primarily in cost of sales, from these restructuring actions.
•Restructuring costs of $0.1 million in the third quarter of 2022 within our Flow Control segment related to a restructuring plan we initiated in the fourth quarter of 2021 to eliminate a redundant ceramic blade manufacturing operation in France (2021 Restructuring Plan). This charge consisted of severance costs associated with the termination of two employees.
Interest Expense
Interest expense increased to $2.1 million in the third quarter of 2023 from $1.7 million in the third quarter of 2022 due to a higher weighted-average interest rate, partially offset by lower average debt outstanding in the third quarter of 2023 compared to the third quarter of 2022.

Provision for Income Taxes
Provision for income taxes increased to $10.8 million in the third quarter of 2023 from $9.7 million in the third quarter of 2022. The effective tax rate of 26% in the third quarter of 2023 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings and state taxes. The effective tax rate of 26% in the third quarter of 2022 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and state taxes.

Net Income
Net income increased to $31.0 million in the third quarter of 2023 from $27.7 million in the third quarter of 2022 primarily due to a $4.7 million increase in operating income, offset in part by a $0.4 million increase in interest expense and a $1.1 million increase in provision for income taxes (see discussions above for further details).

First Nine Months 2023 Compared With First Nine Months 2022

Revenue
The following table presents changes in revenue and organic revenue by segment between the first nine months of 2023 and 2022. Organic revenue is a non-GAAP measure as defined above in the results of operations for the third quarter of 2023 compared with the third quarter of 2022.
Revenue by segment in the first nine months of 2023 and 2022 is as follows:

	Nine Months Ended				Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	September 30, 2023	October 1, 2022	Increase	% Change		Increase	% Change
Flow Control	$276,048	$257,926	$18,122	7%	$(59)	$18,181	7%
Industrial Processing	267,729	263,572	4,157	2%	(6,156)	10,313	4%
Material Handling	175,216	151,141	24,075	16%	441	23,634	16%
Consolidated	$718,993	$672,639	$46,354	7%	$(5,774)	$52,128	8%

KADANT INC.

Consolidated revenue in the first nine months of 2023 increased 7%, including a 1% decrease from the unfavorable effect of foreign currency translation. All our operating segments contributed to the 8% increase in organic revenue with relatively equal contributions from sales of our capital equipment and parts and consumables products. The majority of the organic revenue increase was driven by higher demand in North America. In addition, modestly higher demand in Europe was offset by softening demand in China.
Revenue at our Flow Control segment increased 7% in the first nine months of 2023 primarily due to higher demand for parts and consumables and capital equipment products in North America driven by continued strength in the U.S. economy and underlying packaging industry. While there was increased demand for our capital equipment in Europe from customers seeking to mitigate high energy prices, demand for our parts and consumables products was modestly higher than the 2022 period reflecting the challenging market conditions. In China, there was softening demand for our capital equipment as manufacturing activity has slowed.
Revenue at our Industrial Processing segment increased 2% in the first nine months of 2023, while organic revenue increased 4%. Organic revenue increased primarily due to higher demand for our capital equipment products at our wood processing and stock-preparation businesses in North America where the U.S. economy and housing market continued to demonstrate resiliency against inflationary pressures. This increase was largely offset by softening demand at our stock-preparation businesses in China as manufacturing activity has contracted and mills focus on installing and optimizing capital equipment purchased in prior periods. Additionally, there was increased demand for parts and consumable products in our stock-preparation business in Europe and, to a lesser extent, North America due to maintenance requirements at many of our customers.
Revenue at our Material Handling segment increased 16% in the first nine months of 2023 due to higher demand for both capital equipment and parts and consumables products at our conveying and vibratory business in North America. This was due in part to expansion projects related to the mining of minerals that led to increased demand for our conveying systems. Revenue also increased, but to a lesser extent, at our baling business due to higher demand for our products as more industries focus on waste reduction and recycling.

Gross Profit Margin
Gross profit margin by segment in the first nine months of 2023 and 2022 is as follows:

	Nine Months Ended		Basis Point Change
	September 30, 2023	October 1, 2022
Flow Control	52.3%	52.3%	0	bps
Industrial Processing	39.8%	38.8%	100	bps
Material Handling	36.2%	34.8%	140	bps
Consolidated	43.7%	43.1%	60	bps

Consolidated gross profit margin increased to 43.7% in the first nine months of 2023 compared with 43.1% in the first nine months of 2022 due to higher margins achieved on both capital equipment and parts and consumable products, partially offset by a lower proportion of parts and consumables revenue, which decreased to 63% compared to 64% in the prior year period.
Within our operating segments, gross profit margin:
•Increased to 39.8% at our Industrial Processing segment from 38.8% in the 2022 period primarily due to higher margins achieved on our stock-preparation capital equipment and parts and consumable products, partially offset by a decrease in proportion of higher-margin parts and consumables revenue.
•Increased to 36.2% at our Material Handling segment from 34.8% in the 2022 period principally due to higher margins achieved for our parts and consumables products. This increase was partially offset by lower margins achieved on our capital equipment products and, to a lesser extent, a decrease in proportion of higher-margin parts and consumables revenue.

KADANT INC.

Selling, General, and Administrative Expenses
SG&A expenses by segment in the first nine months of 2023 and 2022 were as follows:

	Nine Months Ended
(In thousands, except percentages)	September 30, 2023	October 1, 2022	Increase	% Change
Flow Control	$65,955	$63,770	$2,185	3%
Industrial Processing	48,943	46,643	2,300	5%
Material Handling	32,070	29,823	2,247	8%
Corporate	29,473	27,404	2,069	8%
Consolidated	$176,441	$167,640	$8,801	5%
Consolidated as a Percentage of Revenue	25%	25%

Consolidated SG&A expenses as a percentage of revenue was 25% in both the first nine months of 2023 and 2022. Consolidated SG&A expenses increased $8.8 million in the first nine months of 2023 compared to the first nine months of 2022 and included a decrease of $1.2 million in acquisition-related costs, a $1.0 million favorable effect of foreign currency, and a decrease of $0.4 million in indemnification asset reversals related to the release of tax reserves. Excluding these favorable items, consolidated SG&A expenses increased $11.4 million, or 7%, primarily due to increased compensation expense and travel-related costs.
Within our operating segments, SG&A expenses:
•Increased $2.2 million at our Flow Control segment primarily due to increased compensation expense, travel costs, and foreign currency transaction losses. These increases were partially offset by a decrease in bad debt expense and acquisition costs.
•Increased $2.3 million at our Industrial Processing segment principally due to increased compensation expense associated with existing and new personnel and incremental trade show and travel-related costs. These increases were partially offset by a $1.2 million favorable effect of foreign currency translation and the inclusion of an indemnification asset reversal related to the release of tax reserves of $0.6 million in 2022.
•Increased $2.2 million at our Material Handling segment due to increased compensation expense associated with existing and new personnel and, to a lesser extent, the inclusion of an indemnification asset reversal related to the release of tax reserves of $0.2 million. These increases were partially offset by a decrease of $0.7 million in acquisition-related costs.
•Increased $2.1 million at Corporate due to increased compensation expense and professional service fees.

Gain on Sale and Other Costs, Net
Gain on Sale of Assets
We entered into several agreements with the local government in China to sell the existing manufacturing building and land use rights of one of our subsidiaries in China for $25.2 million and relocate to a new facility (China Transaction). The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, we recognized a gain on the China Transaction of $20.2 million, or $15.1 million, net of deferred taxes of $5.0 million, in the first quarter of 2022. Our subsidiary, which is part of the Industrial Processing segment, relocated to its new facility during the third quarter of 2023. See Note 2, Gain on Sale and Other Costs, Net, in the accompanying condensed consolidated financial statements for further details.
Other Costs
Other Costs were $1.0 million in the first nine months of 2023 and $0.3 million in the first nine months of 2022 and included the following:
•Costs of $0.6 million in the first nine months of 2023 within our Industrial Processing segment were associated with the China Transaction and related to the relocation of machinery and equipment and administrative offices to the new manufacturing facility.
•Restructuring and impairment costs of $0.4 million in the first nine months of 2023 within our Flow Control segment related to the 2023 Restructuring Plan, which consisted of severance costs for the termination of 10 employees, asset-write downs, and facility and other closure costs.

KADANT INC.

•Impairment costs of $0.2 million in the first nine months of 2022 within our Industrial Processing segment were associated with the China Transaction and related to the write-down of certain fixed assets that were not moved to the new manufacturing facility. Restructuring costs of $0.1 million in the first nine months of 2022 within our Flow Control segment under the 2021 Restructuring Plan consisted of severance costs for the termination of two employees.

Interest Expense
Interest expense increased to $6.7 million in the first nine months of 2023 from $4.3 million in the first nine months of 2022 due to a higher weighted-average interest rate, partially offset by lower average debt outstanding in the first nine months of 2023 compared to the first nine months of 2022.

Provision for Income Taxes
Provision for income taxes decreased to $31.8 million in the first nine months of 2023 from $33.1 million in the first nine months of 2022. The effective tax rate of 26% in the first nine months of 2023 and 2022 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, and nondeductible expenses.

Net Income
Net income decreased to $89.2 million in the first nine months of 2023 from $95.5 million in the first nine months of 2022 primarily due to a decrease in operating income of $5.6 million and a $2.4 million increase in interest expense, offset in part by a $1.3 million decrease in provision for income taxes. Net income in the first nine months of 2022 included a $15.1 million after-tax gain on the sale of a building related to the China Transaction (see discussions above for further details).

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
We use organic revenue in order to understand our trends and to forecast and evaluate our financial performance and compare revenue to prior periods (see discussion in Revenue above). Adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin exclude relocation costs, restructuring and impairment costs, acquisition costs, amortization expense related to acquired profit in inventory and backlog, and other income or expense, as indicated. These items are excluded as they are not indicative of our core operating results and are not comparable to other periods, which have differing levels of incremental costs, expenditures or income, or none at all. Additionally, we use free cash flow in order to provide insight on our ability to generate cash for acquisitions and debt repayments, as well as for other investing and financing activities.
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

KADANT INC.

A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Income Attributable to Kadant	$30,864	$27,487	$88,673	$94,849
Net Income Attributable to Noncontrolling Interest	175	184	571	672
Provision for Income Taxes	10,816	9,746	31,761	33,075
Interest Expense, Net	1,669	1,450	5,669	3,671
Other Expense, Net	20	19	62	60
Operating Income	43,544	38,886	126,736	132,327
Gain on Sale (a)	—	—	—	(20,190)
Acquisition Costs	—	410	—	486
Indemnification Asset (Provision) Reversals (b)	(50)	—	127	575
Relocation Costs	535	—	609	—
Restructuring and Impairment Costs	434	72	434	254
Acquired Backlog Amortization (c)	—	—	—	703
Acquired Profit in Inventory Amortization (d)	—	—	—	(218)
Adjusted Operating Income (non-GAAP measure)	44,463	39,368	127,906	113,937
Depreciation and Amortization	8,234	8,456	24,917	25,684
Adjusted EBITDA (non-GAAP measure)	$52,697	$47,824	$152,823	$139,621
Adjusted EBITDA Margin (non-GAAP measure)	21.6%	21.3%	21.3%	20.8%

(a) Represents a $20.2 million pre-tax gain on the China Transaction in our Industrial Processing segment.
(b) Represents the provision for or reversal of indemnification assets related to the establishment or release of tax reserves associated with uncertain tax positions.
(c) Represents intangible amortization expense associated with acquired backlog.
(d) Represents income within cost of revenue associated with amortization of acquired profit in inventory.

A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cash Provided by Operating Activities	$46,967	$24,897	$106,311	$67,462
Less: Capital Expenditures (a)	(8,848)	(6,376)	(22,094)	(16,191)
Free Cash Flow (non-GAAP measure)	$38,119	$18,521	$84,217	$51,271

(a)    Includes $2.5 million and $5.8 million in the three and nine months ended September 30, 2023, respectively, and $2.2 million and $5.4 million in the three and nine months ended October 1, 2022, respectively, related to the China Transaction.

Liquidity and Capital Resources

Consolidated working capital was $222.6 million at September 30, 2023, compared with $201.9 million at December 31, 2022. Cash and cash equivalents were $76.8 million at September 30, 2023, compared with $76.4 million at December 31, 2022, which included cash and cash equivalents held by our foreign subsidiaries of $73.0 million at September 30, 2023 and $75.8 million at December 31, 2022.

KADANT INC.

Cash Flows
Cash flow information in the first nine months of 2023 and 2022 is as follows:

	Nine Months Ended
(In thousands)	September 30, 2023	October 1, 2022
Net Cash Provided by Operating Activities	$106,311	$67,462
Net Cash Used in Investing Activities	(20,060)	(13,923)
Net Cash Used in Financing Activities	(85,671)	(62,112)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(1,252)	(10,474)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(672)	$(19,047)

Operating Activities
Cash provided by operating activities increased to $106.3 million in the first nine months of 2023 from $67.5 million in the first nine months of 2022 primarily due to a reduction in cash used for working capital. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
During the first nine months of 2023, significant cash outflows associated with working capital related to accounts payable and accounts receivable. Decreases in accounts payable used cash of $12.9 million primarily due to the timing of payments. An increase in accounts receivable used cash of $10.7 million mainly due to our revenue growth and the timing of shipments. In addition, an increase in other liabilities provided cash of $5.9 million due in part to work performed by subcontractors and outside vendors.
During the first nine months of 2022, significant cash outflows associated with working capital related to inventory and accounts receivable. Increases in inventory and accounts receivable used cash of $54.5 million, including $33.8 million for inventory primarily related to capital equipment orders that shipped in 2022 and the first half of 2023. These uses of cash were offset in part by $16.2 million of cash received from customer deposits.

Investing Activities
Cash used in investing activities was $20.1 million in the first nine months of 2023, compared with $13.9 million in the first nine months of 2022. Capital expenditures were $22.1 million in the first nine months of 2023 and $16.2 million in the first nine months of 2022, including capital expenditures associated with the construction of our new manufacturing facility in China of $5.8 million in the first nine months of 2023 and $5.4 million in the first nine months of 2022.

Financing Activities
Cash used in financing activities was $85.7 million in the first nine months of 2023, compared with $62.1 million in the first nine months of 2022. Repayments of short- and long-term obligations were $71.9 million in the first nine months of 2023 compared to repayments of short- and long-term obligations of $69.5 million, partially offset by borrowings under our revolving credit facility of $21.6 million in the first nine months of 2022. Cash dividends paid to stockholders were $9.8 million in the first nine months of 2023 and $9.0 million in the first nine months of 2022. In addition, taxes paid related to the vesting of equity awards was $3.9 million in the first nine months of 2023 compared to $4.6 million in the first nine months of 2022.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $1.3 million decrease in cash, cash equivalents, and restricted cash in the first nine months of 2023 was primarily attributable to the strengthening of the U.S. dollar against the Chinese renminbi, and to a lesser extent, the Euro and Swedish Krona.

Borrowing Capacity and Debt Obligations
Our unsecured multi-currency revolving credit facility originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on November 30, 2027 and has a total borrowing capacity of $400 million. At September 30, 2023, we had $284.9 million of borrowing capacity available under our Credit Agreement, in addition to a $200 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter,

KADANT INC.

must be less than 4.25. As of September 30, 2023, our leverage ratio was 0.38 and we were in compliance with our debt covenants. See Note 5, Short- and Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 18, 2023, our board of directors approved the repurchase of up to $50 million of our equity securities during the period from May 18, 2023 to May 18, 2024. We have not repurchased any shares of our common stock under this authorization or under our previous $50 million authorization that expired on May 19, 2023.
We paid cash dividends of $9.8 million in the first nine months of 2023. On September 7, 2023, we declared a quarterly cash dividend of $0.29 per share totaling $3.4 million that will be paid on November 9, 2023. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $16 to $18 million during the remainder of 2023 for property, plant, and equipment, including $2 to $3 million for our new manufacturing facility in China.
As of September 30, 2023, we had approximately $265.6 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $224.8 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first nine months of 2023, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $4.2 million.
We believe that existing cash and cash equivalents, along with future cash generated from operations, our existing borrowing capacity, and continued access to debt markets, will be sufficient to meet the capital requirements of our operations for the next 12 months and foreseeable future.

Contractual Obligations and Other Commercial Commitments
There have been no material changes to our contractual obligations and other commercial commitments during the first nine months of 2023 compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Liquidity and Capital Resources in Part II, Item 7, of our Annual Report.

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

Recent Accounting Pronouncements
See Note 1, under the heading Recent Accounting Pronouncements Not Yet Adopted, in the accompanying condensed consolidated financial statements for details.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as disclosed in Part II, Item 7A, of our Annual Report.

KADANT INC.

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 – Other Information
Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2023.

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

KADANT INC.

Date: November 8, 2023	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)