Form 10-K
period 2023-12-30
KADANT INC
filed 2024-02-27
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of July 1, 2023 (based on the closing price per share as reported on the New York Stock Exchange on the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $2,567,677,000. For purposes of the immediately preceding sentence, the term "affiliate" consists of each director and executive officer of the Registrant.
As of February 16, 2024, the Registrant had 11,718,808 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.
Annual Report on Form 10-K
for the Fiscal Year Ended December 30, 2023

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
Unless otherwise noted, references to 2023, 2022, and 2021 in this Annual Report on Form 10-K are to our fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

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
We expect that a significant driver of our long-term growth will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We have acquired several businesses in recent years and continue to pursue acquisition opportunities.
On January 1, 2024, we acquired Key Knife, Inc. and certain of its affiliates (collectively, Key Knife) pursuant to a securities purchase agreement dated December 22, 2023, for approximately $156.0 million in cash, subject to certain customary adjustments. Key Knife is a global supplier of engineered knife systems for custom chipping, planing, and flaking solutions for wood products industries and is part of our Industrial Processing segment.
On January 24, 2024, we acquired all of the outstanding equity securities of KWS Manufacturing Company, Ltd. (KWS), for approximately $84.0 million in cash, subject to certain customary adjustments. KWS is a leading manufacturer of conveying equipment for the bulk material handling industry and is part of our Material Handling segment.
See Note 2, Acquisitions, and Note 15, Subsequent Events, in the accompanying consolidated financial statements for further details regarding our acquisitions.

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

Fluid-Handling
We develop, manufacture and market fluid-handling systems and equipment used in industrial piping systems to compensate for movement and to efficiently transfer fluid, power, and data. Our products are used primarily in the production of fiber-based packaging, metals, food, energy, chemicals, textiles, plastics and rubber. Our principal fluid-handling systems and equipment include:

–
Rotary joints: Our mechanical sealing devices, used with rotating shafts, allow the transfer of pressurized fluid from a stationary source into and out of rotating machinery for heating, cooling, or the transfer of fluid power.

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

–
Expansion joints: Our rubber, metal, fabric, and polytetrafluoroethylene (PTFE) expansion joints are used to compensate for movement in industrial piping systems due to thermal expansion, vibration and other causes.

–
Engineered steam and condensate systems: Our steam systems and advanced controls manage the flow of steam from the boiler to steam-heated rolls or processing machinery, collect condensed steam, and return it to the boiler to facilitate efficient energy utilization during the manufacturing process. Our systems and equipment are also used to efficiently and effectively distribute steam in a variety of industrial processing applications.

Doctoring, Cleaning, & Filtration
We develop, manufacture, and market a wide range of doctoring, cleaning, and filtration systems and related consumables that continuously clean rolls to keep paper machines and other industrial processes running efficiently. Doctoring and cleaning systems are also used in other process industries such as carbon fiber, textiles, food, and metals. Our principal doctoring, cleaning, and filtration products include:

–
Doctor systems and holders: Our doctor systems clean papermaking rolls to maintain the efficient operation of paper machines and other equipment by placing a blade against the roll at constant and uniform pressure. A doctor system consists of the structure supporting the blade and the blade holder.

–
Doctor blades: We manufacture doctor and scraper blades made of a variety of materials including metal, bi-metal, and synthetic materials that perform a variety of functions including cleaning, creping, web removal, flaking, and applying coatings. A typical doctor blade has a life ranging from eight hours to two months, depending on the application.

–
Cleaning showers and fabric-conditioning systems: Our cleaning shower and fabric-conditioning systems assist in the removal of contaminants that collect on paper machine fabrics and roll surfaces. A typical paper machine has between three and 12 fabrics and multiple rolls. These fabrics can easily become contaminated with fiber, fillers, pitch, and dirt that can have a detrimental effect on paper machine performance and paper quality. Our cleaning shower and fabric-conditioning systems assist in the removal of these contaminants.

–
Forming systems and wear surfaces: We supply structures that drain, purify, and recycle process water from the pulp mixture during paper sheet and web formation. Our wear surfaces are used to remove water from the paper web as it travels across the structures in the forming section of the paper machine.

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

Kadant Inc.

In addition, we provide industrial automation and digitization solutions to process industries. The Industrial Processing segment consists of our wood processing and stock-preparation product lines.

Wood Processing
We develop, manufacture, and market debarkers, stranders, chippers, and related equipment used in the production of lumber, oriented strand board (OSB) and other wood products. In addition, we provide industrial automation and digitization solutions to process industries. Our principal wood processing products and services include:

–	Ring and rotary debarkers: Our fixed and sliding ring debarkers utilize a rotating multi-tool to strip the bark off a non-rotating log. Our ring debarkers are used in lumber mills to remove the bark from the tree before further processing into lumber. Our rotary debarkers and related parts and consumables employ a combination of mechanical abrasion and log-to-log contact to efficiently remove bark from logs of all shapes and species.

–	Stranders: Our disc and ring stranders and related parts and consumables cut batch-fed and tree-length logs into strands for OSB production and are used to manage strands in real time using our proprietary conveying and feeding equipment.

–	Chippers: Our disc, drum, and veneer chippers and related parts and consumables are high-quality, robust chipper systems for waste-wood and whole-log applications found in pulp woodrooms, chip plants, and sawmill and planer mill sites.

–	Engineered knife systems: Our equipment includes custom chipping, planing, and flaking products and systems used in sawmills, pulp mills, chip plants and other applications.

–	Industrial automation and control: We provide industrial automation, process technology, and project management services to help industrial companies digitally transform their operations.
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
Conveying and Vibratory Equipment
We develop, manufacture, and market conveying and vibratory equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and paper. Our principal conveying and vibratory products include:

–	Vibratory equipment: feeders, screens, and flow aides utilized in the feeding of rugged and non-rugged materials as well as in mixing, blending, and packaging of fragile materials with speed and precision.

–
Conveying equipment: transport idlers, power terminal units, and electric controls, used to transport bulk materials in harsh above- and below-ground mining environments; and screw conveyors and feeders, slide gates, and bucket elevators used for material handling operations in the agricultural, food, chemical, and paper industries, among others.

Kadant Inc.

Baling
We develop, manufacture, and market individual components and equipment for baling recyclable and waste materials to prepare them for secondary processing, transport, or storage. Our principal baling products include horizontal channel balers, vertical balers, conveyors, compactors, and bale wrapping machines used in the processing of recyclable and waste materials.
Fiber-based Products
We manufacture and sell biodegradable, absorbent granules derived from papermaking by-products. These materials are primarily used as carriers in agricultural, home lawn and garden, professional lawn, turf and ornamental applications, and for oil and grease absorption.

Dependency on a Single Customer
No single customer accounted for 10% or more of our consolidated revenue in any of the past three years. In addition, within our Flow Control, Industrial Processing, and Material Handling segments, no single customer accounted for more than 10% of each of the respective segment's revenue.
Approximately 53% in 2023, 55% in 2022, and 58% in 2021, of our consolidated revenue were to customers outside the United States, principally in Europe, Asia and Canada.

Backlog
Our backlog of firm orders by segment are as follows:

(In millions)	December 30, 2023	December 31, 2022
Flow Control	$79.6	$80.2
Industrial Processing	176.5	197.8
Material Handling	54.3	67.3
	$310.4	$345.3
We anticipate that the majority of the backlog at year-end 2023 will be shipped within 12 months. Some of our capital orders can be canceled by the customer upon payment of a cancellation fee.

Research and Development
We develop a broad range of products for all facets of the markets we serve. We operate research and development facilities in the United States, Europe, and Canada, and focus our product innovations on process industry challenges and the need for improved fiber processing, heat transfer, roll and fabric cleaning, fluid handling, wood processing, and secondary material handling. In addition to internal product development activities, our research centers allow customers to simulate their own operating conditions and applications to identify and quantify opportunities for improvement.
Our research and development expenses were $13.6 million in 2023, $12.7 million in 2022, and $11.4 million in 2021.

Sales and Marketing
We market and sell our engineered products, services, and systems to process industries using a combination of direct sales, independent sales agents, and distributors depending on the market and product being sold. Technical service personnel, product specialists, and other subject matter experts are utilized in certain markets and with certain product lines. Our application expertise is complemented by a consultative selling approach to ensure we meet the needs of our customers.

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

Kadant Inc.

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

Flow Control Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2025 to 2050, related to fluid handling and doctoring, cleaning, and filtration equipment. From time to time, we enter into licenses with other companies for products that serve the pulp, papermaking, converting, and paper recycling industries.

Industrial Processing Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2024 to 2042, related to stock-preparation and wood processing systems and equipment.

Material Handling Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2024 to 2041, related to various aspects of conveyor belt systems and conveying apparatus, and baling equipment. We license one of our two significant product brand names, Link-Belt®, from a third party pursuant to a trademark license agreement. Approximately 31% of our Material Handling segment revenue in 2023 was generated by sales of conveying equipment under the Link-Belt® name. Under the terms of the license agreement, we have a worldwide, exclusive, royalty-free, perpetual license to use the Link-Belt® trademark in connection with such products.
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

Industrial Processing Segment
Our Industrial Processing segment is subject to seasonal variations, with demand for our wood processing products tending to be greater during the building season, which generally occurs in the second and third quarters in North America.

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

Human Capital Resources
At Kadant, our culture is based on responsible and safe practices, supported by an engaged and empowered workforce. We believe that our employees are the core of our business, and we devote significant time and resources to their training and development. For more information, please reference our Corporate Sustainability Report, which is available at www.kadant.com.

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
As of December 30, 2023, we had approximately 3,100 full-time employees worldwide. Of our full-time employees, approximately 45% were in North America, 32% were in Europe and 20% were in Asia. Other than certain of our Canadian employees and typical works councils outside of the U.S., none of our employees are represented by labor unions or covered by a collective bargaining agreement. Subsequent to year-end 2023, with the acquisitions of Key Knife and KWS, we added approximately 300 full-time employees in North America.
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

Kadant Inc.

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

Information about our Executive Officers
The following table summarizes certain information concerning our executive officers as of February 16, 2024:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
Jeffrey L. Powell	65	President and Chief Executive Officer (2009)
Michael J. McKenney	62	Executive Vice President and Chief Financial Officer (2002)
Stacy D. Krause	47	Senior Vice President, General Counsel, and Secretary (2018)
Dara F. Mitchell	55	Senior Vice President, Corporate Development (2021)
Deborah S. Selwood	55	Senior Vice President and Chief Accounting Officer (2015)
Peter J. Flynn	73	Senior Vice President (2019)
Thomas Andrew Blanchard	65	Vice President (2021)
Michael C. Colwell	58	Vice President (2019)
Fredrik H. Westerhout	59	Vice President (2021)
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

Kadant Inc.

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
Mr. Colwell has been our vice president responsible for our Industrial Processing segment since August 2022, and prior to that, had supervisory responsibility for our wood processing business, which is part of our Industrial Processing segment, from July 2019 to July 2022. He previously had responsibility for our fiber-based products business from July 2019 to November 2021. Mr. Colwell previously served as the president of Kadant Carmanah Design (Carmanah), a division of our subsidiary Kadant Canada Corp., from 2013 to 2019. Carmanah, which is part of our wood processing business, designs and manufactures equipment for the oriented strand board industry. Mr. Colwell previously served as the president and chief executive officer of Carmanah Design and Manufacturing Inc. from April 2010 until its acquisition by us in November 2013.
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
We sell products worldwide to global process industries and a significant portion of our revenue is from customers based in North America, Europe and China. Uncertainties in global and regional economic outlooks have negatively affected, and may in the future negatively affect, demand for our customers' products and, as a consequence, our products and services, especially our capital equipment systems and products, and our operating results. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers and suppliers, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions, as well as other global events such as wars or global health crises, have resulted, and may in the future result, in a number of structural changes in process industries, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular due to political or economic developments, have negatively affected, and may in the future negatively affect, our business and cause our results of operations to differ materially from our current expectations.

Revenues from the sale of large capital equipment and systems projects are often difficult to predict accurately, especially in periods of economic uncertainty, and large capital equipment projects require significant investment requiring our customers to secure financing, which may be difficult.
We manufacture capital equipment and systems used in process industries, including the paper, fluid handling, wood processing and material handling industries. Approximately 38% of our revenue in 2023 was from the sale of capital equipment to be used in process industries. The demand for capital equipment is variable and depends on a number of factors, including

Kadant Inc.

consumer demand for end products, existing manufacturing capacity, the level of capital spending by our customers and economic conditions. As a consequence, our bookings and revenues for capital projects tend to be variable and hard to predict. It is especially difficult to accurately forecast our operating results during periods of economic uncertainty. Our customers curtail their capital and operating spending during periods of economic uncertainty and are cautious about resuming spending as market conditions improve. Levels of consumer spending on non-durable goods, demand for food and beverage packaging, and demand for new housing and remodeling are all factors that affect paper and wood processing companies' demand for our products. Expansion of bulk material handling capacity and infrastructure spending are factors that affect demand for material handling equipment. Reductions in demand levels in any of these areas can negatively impact our business. As companies in our customers' industries consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity additions or expansion projects. Capacity growth and investment can be uneven and our customers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, our customers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production.
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
We expect that a significant driver of our long-term growth will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to actively pursue acquisition opportunities, some of which may be material to our business and financial performance, and involve significant cash expenditures and the incurrence of significant debt. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

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
The OSB market is highly concentrated and there are a limited number of OSB manufacturers. As a percentage of our Industrial Processing segment revenues, the two largest OSB customers together accounted for 10% in 2023, 13% in 2022, and 11% in 2021. The loss of one or more of these OSB customers to a competitor could adversely affect our revenues and profitability. In addition, the market for building products is highly competitive. Products that compete with OSB include other wood panel products and substitutes for wood building products, such as nonfiber-based alternatives. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to OSB products. Changes in component prices, such as energy, chemicals, wood-based fibers, and nonfiber alternatives can change the competitive position of OSB relative to other available alternatives and could increase substitution. Our customers' OSB production can be adversely affected by lower-cost producers of other wood panel products and substitutes for wood building products. Lower demand for OSB products or a decline in the profitability of one or more of our customers could result in a reduction in spending on capital equipment or the shutdown or closure of an OSB mill, which could have a material adverse effect on our financial performance.

Our Wood Processing product line can be materially impacted by changes to the global timber supply.
Changes in the environment that affect natural resources such as timber may have significant effects on the sales of wood processing equipment by our Industrial Processing segment. Approximately 21% of our revenue in 2023 was from our Wood Processing product line. Changes in the environment, like wildfires and damage from pests such as the mountain pine beetle, have affected tracts of land in Western Canada that could have otherwise been logged by the forestry industry. Reduction in availability of timber can result in decreased logging activity, mill closures, and lower operating rates at mills, as well as reduced capital expenditures. A reduction in capital expenditures by mills would likely lead to a decrease in demand for new wood processing equipment, which would in turn affect demand for parts, as our wood processing customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mills and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for wood processing products, adverse economic conditions for our wood processing customers may make it more difficult for us to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital.

The development and increasing use of digital media has had, and will continue to have, an adverse impact on our Flow Control and Industrial Processing segments.
Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, particularly in North America and Europe, a trend which is expected to continue. Approximately 4% of our revenue in 2023 was from customers producing newsprint and printing and writing grades of paper. Significant declines in the production of printing and writing paper grades have also led to a drop in the construction of recycled tissue mills, as those mills use printing and writing grades of waste paper as their fiber source. The increased use of digital media has had, and will continue to have, an adverse effect on demand for our products in those markets.

Our Material Handling segment can be materially impacted by cyclical economic conditions affecting the global mining industry.
Changes in economic conditions affecting the global mining industry can occur abruptly and unpredictably, which may have significant effects on the sale of equipment by our subsidiary, SMH, which is in our Material Handling segment. Approximately 6% of our consolidated revenue in 2023 was from SMH's mining customers. Cyclicality for original equipment sales is driven primarily by price volatility of the commodities that are mined using SMH’s equipment, including coal, salt,

Kadant Inc.

aggregates, potash, copper, iron ore and trona, or their substitutes, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation, increased regulation and competition affecting demand for commodities, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by SMH’s customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by SMH’s customers are likely to lead to a decrease in demand for new mining equipment, and may result in a decrease in demand for parts as SMH’s customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mines and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for SMH’s products, adverse economic conditions for SMH’s customers may make it more difficult for SMH to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital. As a result of this cyclicality in the global mining industry, SMH may experience significant fluctuations in its business, results of operations and financial condition, and we expect SMH’s business to continue to be subject to these fluctuations in the future.

A portion of our Material Handling segment is dependent on continued demand for coal, which is subject to economic and environmental risks.
Approximately 3% and 4% of our Material Handling segment's 2023 revenue came from its thermal and metallurgical coal-mining customers, respectively, which represented in aggregate less than 2% of our consolidated revenue. Many of these customers supply coal for the generation of electricity and/or steel production. Demand for electricity and steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost-effective form of electricity generation continues to take place throughout the world and coal-fired electricity generation faces intense price competition from other energy sources, particularly natural gas. In addition, coal combustion typically generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations, international agreements or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for electricity and steel, demand for coal will decline. Reduced demand for coal could result in reduced demand for SMH’s mining equipment and could adversely affect our overall business, financial condition and results of operations.

Failure of our information systems or breaches of data security and cybertheft could impact our business.
We operate a geographically dispersed business and rely on the electronic storage and transmission of proprietary and confidential information, including technical and financial information, among our operations, customers and suppliers. We also rely on information technology (IT), including IT services from third parties, in certain of our solutions, products, and services for customers as well as our enterprise infrastructure. Despite our security measures and internal controls, our information technology and infrastructure has been and may in the future be vulnerable to unauthorized access or attacks by nation states, hackers or cyber criminals or breaches due to employee error, malfeasance or other disruptions, such as business email compromises, phishing and other cyber-related fraud. Our systems could be compromised by malware (including ransomware), cyberattacks, and other events, ranging from widespread, non-targeted, global cyber threats to targeted advanced persistent threats. These threats could be indicators of an increased risk to our products, solutions, services, manufacturing, and IT infrastructure. Recent global cyberattacks have been perpetuated by the compromise of software updates to widely used software products, including some products that we use, which increases the risk that vulnerabilities or malicious content could be inserted into our products or IT infrastructure. While we continuously seek to improve the security attributes of our products, solutions, services and IT infrastructure, we cannot eliminate risk or ensure that we will not be harmed by cyberattacks or disruptions.
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

Kadant Inc.

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

Kadant Inc.

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
We believe that the principal competitive factors affecting the markets for our products include technical expertise and process knowledge, product innovation, automation, product quality, and price. Our competitors include a number of large multinational corporations that may have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies, such as those related to factory digitalization, the industrial internet of things, smart technology and artificial intelligence, and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products. Competitors' technologies may prove to be superior to ours. Our current products, those under development, and our ability to develop new technologies may not be sufficient to enable us to compete effectively.

Changes to tax laws and regulations could affect our profitability.
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
In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD also released model rules introducing a new 15% global minimum tax for large multinational corporations with an annual global revenue exceeding 750.0 million euros (Pillar Two Rules). Various countries, including the member states of the European Union, have implemented legislation adopting the Pillar Two Rules, which may negatively impact our provision for income taxes, net income and cash flows.

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
Further, changes in zoning laws have impacted and may continue to impact our manufacturing and other operations. For example, in 2022, we received a request by local Chinese authorities to relocate one of our facilities and, after negotiations with the Chinese government, completed the relocation of the facility in 2023. Such relocation, and any relocations required in the future, may increase our costs and could have a material impact on our manufacturing operations.
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

Kadant Inc.

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
Climate change could also affect demand for our products by our customers that are affected by weather and weather-driven events, including seasonal changes in outdoor working conditions and rainfall levels. Climate change has also been cited as contributing to the increased likelihood around the world of hot and dry conditions in which wildfires and invasive species, like the destructive mountain pine beetle, thrive. As a result of the effects of climate change, our customers in the forestry industry may face damage to assets and losses from business interruption, which could lead to the reduced operation or closure of mills, and disruption of supply chains of which we may be a part. These risks could harm our business and results of operations.
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

Kadant Inc.

–
disruption from fast-spreading health epidemics and pandemics which have and may continue to result in widespread interruptions or restrictions on our employees' and other service providers' ability to travel, temporary closures of our facilities or the facilities of our customers, suppliers or other vendors in our supply chain, potentially including single source suppliers, other disruptions in the supply chain, and related issues, similar to what occurred during the COVID-19 pandemic;

–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages;
–	political and/or civil unrest may disrupt commercial activities of ours or our customers;
–	fluctuations in foreign currency exchange rates and foreign interest rates beyond our control;
–	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments;
–	competition, especially in China, has increased as new companies enter the market and existing competitors expand their product lines and manufacturing operations;
–	the protection of intellectual property in foreign countries may be more difficult to enforce; and
–	any continuing effects on cross border trade and labor, and political and regulatory volatility resulting from the United Kingdom's exit from the European Union.
Operating globally subjects us to various risks that may adversely affect our results of operations in the future.

Policies of the Chinese government may negatively impact our business.
We operate significant manufacturing facilities in China. In 2023, our sales to China were $81.5 million, or 9%, of our revenue. Our Chinese manufacturing facilities provide low-cost sourcing to many of our subsidiaries. Changes in the policies of the Chinese government, devaluation of the Chinese currency, restrictions on the repatriation of cash, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions, could negatively impact our business and operating results. Policies of the Chinese government to target slower economic growth may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects. The United States has restricted investment in certain companies with ties to the Chinese military; if such restrictions are expanded, or if investment was otherwise restricted, our business would be negatively affected.
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

Kadant Inc.

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
When we translate the local currency results of our foreign subsidiaries into U.S. dollars during a period in which the U.S. dollar is strengthening, our financial results will reflect decreases due to foreign currency translation. In addition, our consolidated financial results are adversely affected when foreign governments devalue their currencies. Our major foreign currency translation exposures involve the currencies in Europe, China, Brazil, Canada, and Mexico. For example, China's central bank has previously devalued the renminbi to boost the Chinese economy, which had a negative translation impact on our consolidated revenue and may in the future have a negative translation impact if this recurs. The overall favorable or unfavorable effect of foreign currency translation on our financial results will vary by quarter. We do not enter into derivatives or other financial instruments to hedge this type of foreign currency translation risk.

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
Additionally, the military conflict between Russia and Ukraine and the global response to it has and may in the future adversely impact our revenues, gross margins and financial results. The United States, the European Union, and many other countries have imposed sanctions on Russia, individuals in Russia and Russian businesses, including several large banks. In 2023, our sales to Russia were $4.0 million, or less than 1% of our revenue. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts

Kadant Inc.

and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty has and could continue to have in the future a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from these new challenges. The conflict between Russia and Ukraine, as well as other conflicts such as those in the Middle East, may also have the effect of heightening other risks disclosed in this Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransomware attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including any fuel surcharges in response to rising fuel costs; the energy crisis resulting from the conflict, particularly in Europe; our ability to implement and execute our business strategy; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Such restrictions could have a material adverse impact on our business and operating results going forward.

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

Kadant Inc.

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
The majority of our existing indebtedness bears interest at floating rates, and as a result, our interest payment obligations on our indebtedness will fluctuate if interest rates increase or decrease.
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
We are also required to meet specified financial covenants under the terms of our Credit Agreement and the Note Purchase Agreement. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control. Our failure to comply with any of these restrictions or covenants may result in an event of default under our Credit Agreement, the Note Purchase Agreement and other loan and note obligations, which could permit acceleration of the debt under those instruments and require us to repay the debt before its scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required under our indebtedness. In addition, our inability to borrow funds under our Credit Agreement would have significant consequences for our business, including reducing funds

Kadant Inc.

available for acquisitions and other investments in our business; and impacting our ability to pay dividends and meet other financial obligations.
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
We have relationships with many financial institutions, including lenders under our credit facilities and insurance underwriters, and from time to time we execute transactions with counterparties in the financial industry, such as hedging transactions. In addition, our subsidiaries in China often hold banker's acceptance drafts that are received from customers in the normal course of business. These drafts may be discounted or used to pay vendors prior to the scheduled maturity date or submitted to an acceptance bank for payment at the scheduled maturity date. These financial institutions or counterparties could be adversely affected by volatile conditions in the financial markets, economic downturns, and difficult economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at these financial institutions or counterparties. We may not be able to access credit facilities in the future, complete transactions as intended, or otherwise obtain the benefit of the arrangements we have entered into with such financial parties, which could adversely affect our business and results of operations.

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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We are regularly subject to attempted cyberattacks and other cyber incidents and, therefore, cybersecurity is an important element of our business and our overall enterprise risk management program. Like other global companies, we have experienced cyber threats and incidents, although none to date have been material or had a material adverse effect on our business or financial condition. We have a multilayered approach for assessing, identifying, preventing, evaluating, managing and monitoring cybersecurity risks, that is designed to help prevent such attacks and protect our information, systems, assets and operations from internal and external cyber threats and to help mitigate risks of cyber incidents. Our board of directors delegated authority to the risk oversight and sustainability committee to assist in fulfilling its oversight responsibilities with respect to management’s identification, prevention, evaluation, management, and monitoring of our critical enterprise risks. The risk oversight and sustainability committee is briefed by our Head of Global IT or counsel on a quarterly basis regarding cybersecurity risks and mitigation strategies. We continually invest in efforts to protect, monitor, and mitigate cybersecurity risks, including through our robust information security function, training and compliance programs, and regular employee training.
We devote significant resources to protecting the security of our computer systems, software, networks and other technology assets, and our cybersecurity risk management processes include physical, procedural and technical safeguards. Our cybersecurity policies, standards and procedures include incident response plans designed to help coordinate our response to cybersecurity incidents, and includes processes to triage, assess the severity of, escalate, contain, investigate, and remediate incidents. We seek to enhance our policies and practices to better protect our platform, adapt to changes in regulations, identify potential and emerging security risks and develop mitigations for those risks, including conducting cyber incident tabletop exercises with our management team.
We engage external parties, including consultants, network security firms and other experts, to help us assess and enhance our cybersecurity oversight. For example, we have hired an external security vendor to conduct penetration and vulnerability testing on our networks and receive regular updates about industry cyber risks.
In order to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we perform third-party risk assessments designed to help protect against the misuse of IT by third parties and business partners and generally request that third-party service providers provide us information about their security policies and procedures. We monitor security incidents involving our third-party providers and adjust our procedures as necessary.
We do not believe that there have been or are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Cybersecurity Governance and Oversight
Our board of directors has delegated oversight of cybersecurity to the risk oversight and sustainability committee. The risk oversight and sustainability committee receives quarterly updates from management and provides feedback regarding cybersecurity, including updates regarding recent incidents in the industry and the cyber threat landscape, and is notified

Kadant Inc.

between such updates regarding significant new cybersecurity threats or incidents as necessary. The board of directors receives regular reports from the risk oversight and sustainability committee.
We have a Head of Global IT whose global information security team (IT Security Team) is responsible for leading organization-wide cybersecurity strategy, policy, standards and processes and works across relevant operating entities to assess and prepare us to address cybersecurity risks. Our Head of Global IT and IT Security Team perform due diligence on the IT security systems and processes of all potential acquisition targets, and newly acquired companies are not permitted access into our IT networks or systems until they have met the necessary security standards. The Head of Global IT's cybersecurity experience includes managing the network, infrastructure security and a cyber security team of a global consumer products company with a heavy online presence and with sales of services and goods to the U.S. government. In addition, our IT Security Team consists of employees that have security certifications from reputable cybersecurity training organizations, including CompTIA, and over 20 years of combined infrastructure architecture experience, including PCI, SOC1 and SOC2 level compliance.
We have also established a cross-functional Corporate Incident Response Team (CIRT) led by our General Counsel and consisting of various leaders, including our Head of Global IT, that is responsible for coordinating our response to cybersecurity incidents that present significant risk to us. The board of directors will be notified if the CIRT has been activated and provided periodic updates concerning the incident.
In an effort to deter and detect cyber threats, we require all employees who use an official company email account to conduct business to complete regular trainings on data protection, cybersecurity, incident response and prevention, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks.

Item 2.    Properties
We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternative space as needed.
The location and general character of our principal properties are as follows:
Flow Control Segment
We own approximately 1,013,000 square feet and lease approximately 212,000 square feet, under leases expiring on various dates ranging from 2024 to 2028, of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2050 to 2062. Our principal engineering and manufacturing facilities are located in Valinhos, Brazil; Three Rivers, Michigan, United States; Anderson, South Carolina, United States; Hückeswagen, Germany; Auburn, Massachusetts, United States; Weesp, The Netherlands; Wuxi, China; Moers, Germany; Guadalajara, Mexico; Bury, England; Huskvarna, Sweden and Kamienna Gora, Poland.

Industrial Processing Segment
We own approximately 1,356,000 square feet and lease approximately 154,000 square feet, under leases expiring on various dates ranging from 2024 to 2028 of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our building under a long-term lease, which expires in 2071. In addition, in Sidney, British Columbia, Canada, we lease the land associated with our building under a long-term lease, which expires in 2032. Our principal engineering and manufacturing facilities are located in Jining, China; Vitry-le-François, France; Lebanon, Ohio, United States; Sidney, British Columbia, Canada; Lohja, Finland; Surrey, British Columbia, Canada and Tualatin, Oregon, United States.

Material Handling Segment
We own approximately 342,000 square feet and lease approximately 519,000 square feet, under leases expiring on various dates ranging from 2024 to 2034. Our principal manufacturing and office space is located in Saltillo, Mississippi, United States; Georgsmarienhütte, Germany; Burleson, Texas, United States; Crown Point, Indiana, United States; Green Bay, Wisconsin, United States and Alfreton, England.

Corporate
We lease approximately 18,000 square feet in Westford, Massachusetts, United States, for our corporate headquarters under a lease that expires in 2026.

Kadant Inc.

Item 3.    Legal Proceedings
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock trades on the New York Stock Exchange under the symbol "KAI." The closing market price on the New York Stock Exchange for our common stock on February 16, 2024 was $339.08 per share.

Holders of Common Stock
As of February 16, 2024, we had approximately 1,771 holders of record of our common stock. This does not include holdings in street or nominee name.

Issuer Purchases of Equity Securities
On May 18, 2023, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 18, 2023 to May 18, 2024. We have not repurchased any shares of our common stock under this authorization or under our previous $50.0 million authorization, which expired on May 19, 2023.

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

	12/29/2018	12/28/2019	1/2/2021	1/1/2022	12/31/2022	12/30/2023
Kadant Inc.	$100.00	$131.76	$177.36	$291.60	$226.24	$359.00
Russell 3000	100.00	131.02	158.39	199.03	160.80	202.54
Dow Jones U.S. Industrial Machinery TSM	100.00	136.01	158.69	197.34	172.24	219.97

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
A detailed discussion of the year-over-year results for 2022 compared with 2021 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC.

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

Industry and Business Overview
Bookings were $917.4 million in 2023, including record parts and consumables bookings, which represented 64% of consolidated bookings. Bookings decreased 4% compared to record bookings in 2022, which included exceptionally strong demand for capital equipment at our Industrial Processing segment in the first half of the year. The bookings decrease occurred across various regions. In Europe, weak macroeconomic conditions impacted demand for our products, including in Germany, Europe’s largest economy, which experienced a more significant decline in industrial production than anticipated. A decline in domestic and foreign confidence in China’s market, along with persistent debt pressures, particularly in the property market, have constrained growth, which has lengthened the timing of capital orders. In North America, we experienced steady demand for our capital and aftermarket products following the exceptionally strong demand in the first two quarters of 2022. In 2024, we expect steady demand in our key end markets to continue at current levels, along with healthy contributions from our recent acquisitions. An overview of our business by segment is as follows:
•Flow Control – Our Flow Control segment bookings remained flat compared to 2022. In North America, there was constrained capital spending as mills took downtime and paper and containerboard producers consolidated or moved locations to align capacity with demand. In Europe, there was continued uncertainty in the end markets we serve primarily due to weak macroeconomic conditions caused by elevated inflation and high interest rates. However, many of the end markets in our Flow Control segment remain strong despite the general sluggishness in the manufacturing sector, and we expect bookings in 2024 to remain stable.
•Industrial Processing – Our Industrial Processing segment bookings decreased 13% compared to 2022 due to strong demand for our wood processing capital equipment in the first half of 2022. This was fueled by a robust U.S. housing market and high demand for lumber, OSB and plywood, which drove new capital equipment investment. Demand in our wood processing business returned to and has continued at a more typical level. While there is still a healthy level of quote activity, there has been an increase in the quote to order times. Demand for our stock-preparation products declined 9% compared to 2022 due to weaker market conditions in most regions. In Europe, macroeconomic conditions led to a pullback in capital investments and paper mill shutdowns. Market-related downtime at our customers in the U.S. contributed to weaker demand for our products. In China, overall market conditions were sluggish as changes to monetary policy impacted the timing of capital investments and mills focused on bringing capacity online. We expect that our Industrial Processing segment will have higher bookings in 2024 due in large part to contributions from our recent acquisition of Key Knife, which we anticipate will also result in an incrementally higher percentage of parts and consumables. In addition, we expect higher demand for our stock-preparation capital equipment driven by projects focused on energy savings and reduced water consumption.

Kadant Inc.

•Material Handling – Our Material Handling segment had record bookings in 2023. Bookings increased 3% compared to 2022 led by record parts and consumables bookings and a $12 million capital order for the longest conveying line in North America. The largest contributor to our 2023 bookings increase was our conveying and vibratory business due in part to the positive impact on the aggregates industry from new government legislation. The aggregates industry significantly expanded plant production capacity to meet demand and, as a result, we expect some slowing in capital expenditures in the near term. We expect that our Material Handling segment will have higher bookings in 2024 due to contributions from our recent acquisition of KWS and increased demand at our European baling business due in part to government programs aimed at stimulating capital investment.
Our global operations have been and continue to be impacted by complex market conditions fueled by inflationary pressures, geopolitical tensions, labor availability, and softening markets. While the U.S. economy has proven more resilient than predicted, growth in the European economy has slowed due to high interest rates and elevated inflation, and China's manufacturing industry has contracted. We expect our operating environment to continue to be challenging, which creates continued uncertainty for 2024. However, we believe that the fundamentals of our business remain strong, particularly given our solid market position in key product lines, strong global operations teams, and long-term strength of our end markets. In addition, we see growth opportunity from different legislation in the U.S. and abroad aimed at fueling investment, including those targeting environmental initiatives.

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

Acquisitions
We expect that a significant driver of our long-term growth will be through the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We have acquired several businesses in recent years and continue to pursue acquisition opportunities.
On January 1, 2024, we acquired Key Knife pursuant to a securities purchase agreement dated December 22, 2023, for approximately $156.0 million in cash, subject to certain customary adjustments. Key Knife is part of our Industrial Processing segment.
On January 24, 2024, we acquired all of the outstanding equity securities of KWS for approximately $84.0 million in cash, subject to certain customary adjustments. KWS is part of our Material Handling segment.
We completed several smaller acquisitions in 2022 and 2023. In 2021, we acquired The Clouth Group of Companies, which is part of our Flow Control segment, and East Chicago Machine Tool Corporation, which is part of our Material Handling segment, for an aggregate $146.4 million, net of cash acquired and debt assumed.
See Note 2, Acquisitions, and Note 15, Subsequent Events, in the accompanying consolidated financial statements for further details.

Results of Operations

2023 Compared to 2022
Revenue
The following table presents changes in revenue by segment between 2023 and 2022, and those changes excluding the effect of foreign currency translation and acquisitions, which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance,

Kadant Inc.

especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
Revenue by segment in 2023 and 2022 is as follows:

							(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	December 30, 2023	December 31, 2022	Total Increase	% Change	Currency Translation	Acquisition	Increase	% Change
Flow Control	$363,451	$349,107	$14,344	4%	$1,969	$—	$12,375	4%
Industrial Processing	354,703	353,698	1,005	—%	(5,417)	3	6,419	2%
Material Handling	239,518	201,934	37,584	19%	1,411	—	36,173	18%
Consolidated	$957,672	$904,739	$52,933	6%	$(2,037)	$3	$54,967	6%

Both consolidated revenue and organic revenue increased 6% in 2023 with relatively equal contributions from parts and consumables products and capital equipment products. The majority of the revenue increase was due to higher demand at our Material Handling segment, especially for our bulk material handling products and, to a lesser extent, increased demand for our parts and consumables products at our Flow Control and Industrial Processing segments. From a regional perspective, the majority of the revenue increase was driven by higher demand in North America. In addition, modestly higher demand in Europe was offset by softening demand in China.
Revenue at our Flow Control segment increased 4% in 2023 primarily due to higher demand for parts and consumables products and, to a lesser extent, capital equipment products in North America driven by continued strength in the U.S. economy and underlying packaging industry. While there was increased demand for our capital equipment products in Europe from customers seeking to mitigate high energy prices, demand for our parts and consumables products was modestly higher than 2022 reflecting the challenging market conditions. In China, a slowdown in manufacturing activity resulted in weaker demand for our capital equipment products.
Revenue at our Industrial Processing segment remained flat in 2023, while organic revenue increased 2%. Organic revenue increased primarily due to higher demand for our capital equipment products and parts and consumable products at our wood processing businesses in North America where the U.S. economy and housing market continued to demonstrate resiliency against inflationary pressures. Additionally, demand increased for parts and consumable products in our stock-preparation business in Europe due to maintenance requirements at many of our customers. This increase was largely offset by softening demand at our stock-preparation businesses in China as manufacturing activity has contracted and mills focus on installing and optimizing capital equipment purchased in prior periods.
Revenue at our Material Handling segment increased 19% in 2023 due to higher demand for our capital equipment products and, to a lesser extent, parts and consumables products at our conveying and vibratory business in North America. This was due in large part to expansion projects related to the mining of minerals that led to increased demand for our conveying systems, including an expansion project for the longest conveying line in North America. Revenue also increased, but to a lesser extent, at our baling business due to higher demand for our products as more industries focus on waste reduction and recycling.

Gross Profit Margin
Gross profit margin by segment in 2023 and 2022 is as follows:

	December 30, 2023	December 31, 2022	Basis Point Change
Flow Control	51.8%	52.0%	(20) bps
Industrial Processing	40.2%	39.2%	100 bps
Material Handling	35.7%	34.4%	130 bps
Consolidated	43.5%	43.1%	40 bps

Consolidated gross profit margin increased to 43.5% in 2023 compared with 43.1% in 2022 due to higher margins achieved on parts and consumable products, especially at our Material Handling segment. In addition, higher margins achieved on our capital equipment products were offset by a lower proportion of parts and consumables revenue, which decreased to 62% in 2023 compared to 63% in 2022.

Kadant Inc.

Within our operating segments, gross profit margin:
•Decreased to 51.8% at our Flow Control segment from 52.0% in 2022 primarily due to higher margins achieved on our capital equipment products, offset by a decrease in margins for our parts and consumables products.
•Increased to 40.2% at our Industrial Processing segment from 39.2% in 2022 primarily due to higher margins achieved on our parts and consumable products and, to a lesser extent, an increase in the proportion of higher-margin stock-preparation parts and consumables revenue.
•Increased to 35.7% at our Material Handling segment from 34.4% in 2022 primarily due to higher margins achieved for our parts and consumables products, partially offset by a decrease in the proportion of higher-margin conveying and vibratory parts and consumables products revenue.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in 2023 and 2022 is as follows:

(In thousands, except percentages)	December 30, 2023	December 31, 2022	Increase	% Change
Flow Control	$87,427	$86,458	$969	1%
Industrial Processing	66,384	61,885	4,499	7%
Material Handling	43,008	40,067	2,941	7%
Corporate	39,445	35,995	3,450	10%
Consolidated	$236,264	$224,405	$11,859	5%
Consolidated as a Percentage of Revenue	25%	25%

Consolidated SG&A expenses as a percentage of revenue was 25% in both 2023 and 2022. Consolidated SG&A expenses increased $11.9 million, or 5%, in 2023 compared to 2022, which included a decrease of $1.2 million in indemnification asset reversals related to the release of tax reserves. Excluding the decrease in indemnification asset reversals, consolidated SG&A expenses increased $13.1 million, or 6%, primarily due to annual wage increases, as well as incremental travel and consulting costs.
Within our operating segments, SG&A expenses:
•Increased $1.0 million at our Flow Control segment primarily due to annual wage increases, incremental travel and trade show costs, and an unfavorable effect of foreign currency translation of $0.7 million. These increases were partially offset by a decrease in bad debt expense, acquisition costs, and the inclusion of an indemnification asset reversal related to the release of tax reserves of $0.7 million in 2022.
•Increased $4.5 million at our Industrial Processing segment principally due to increased compensation expense associated with existing and new personnel, incremental travel and trade show costs, and $1.1 million of acquisition costs. These increases were partially offset by a $1.0 million favorable effect of foreign currency translation and the inclusion of an indemnification asset reversal related to the release of tax reserves of $0.6 million in 2022.
•Increased $2.9 million at our Material Handling segment due to increased compensation expense associated with existing and new personnel and increased selling-related costs, partially offset by a decrease of $0.5 million in acquisition-related costs.
•Increased $3.5 million at Corporate due to annual wage increases and consulting costs.

Gain on Sale and Other Items, Net
The components of gain on sale and other items, net in 2023 and 2022 are as follows:

(In thousands)	December 30, 2023	December 31, 2022
Gain on Sale of Assets	$—	$(20,190)
Other Income	(841)	—
Relocation Costs	798	—
Restructuring Costs	730	603
Impairment Costs	36	731
	$723	$(18,856)

Kadant Inc.

Gain on Sale of Assets
We entered into several agreements with the local government in China to sell our then existing manufacturing building and land use rights of one of our subsidiaries in China for $25.2 million and relocate to a new facility (China Transaction). The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, we recognized a gain on the China Transaction of $20.2 million, or $15.1 million, net of deferred taxes of $5.0 million, in the first quarter of 2022. Our subsidiary, which is part of the Industrial Processing segment, relocated to its new facility during the third quarter of 2023. See Note 8, Gain on Sale and Other Items, Net in the accompanying consolidated financial statements for further details.
Other Income and Relocation Costs
In 2023, in connection with the China Transaction, we recognized income of $0.8 million from outsourcing the demolition and cleanup of the then existing manufacturing building in China and sale of the remaining fixed assets. In addition, we incurred costs of $0.8 million related to the relocation of machinery and equipment and administrative offices to the new manufacturing facility.
Restructuring and Impairment Costs
2023 Restructuring Plans
•Restructuring and impairment costs of $0.4 million in 2023 within our Flow Control segment related to our restructuring plan to consolidate a small manufacturing operation into a larger facility in Germany. Restructuring and impairment costs related to this plan consisted of severance costs for the termination of 10 employees, facility and other closure costs, and asset-write downs.
•Restructuring costs of $0.4 million in 2023 within our Flow Control segment related to the termination of a contract at one of our operations in Germany.
2021 Restructuring Plan
•Restructuring costs of $0.6 million in 2022 within our Flow Control segment related to our 2021 restructuring plan to eliminate a redundant ceramic blade manufacturing operation in France. Restructuring costs related to this plan consisted of severance costs for the termination of five employees and facility and other closure costs.
Other Impairment Costs
•Impairment costs of $0.7 million in 2022 within our Industrial Processing segment consisted of $0.5 million primarily related to the write-down of inventory at our business in Russia and $0.2 million associated with the China Transaction related to the write-down of certain fixed assets that were not moved to the new manufacturing facility.
Interest Expense
Interest expense increased to $8.4 million in 2023 from $6.5 million in 2022 primarily due to a higher weighted-average interest rate, offset in part by lower average debt outstanding in 2023 compared with 2022. We expect interest expense will increase significantly in 2024 as a result of the $230.0 million borrowed in January 2024 to fund our Key Knife and KWS acquisitions.

Provision for Income Taxes
Our provision for income taxes decreased to $42.2 million in 2023 from $43.9 million in 2022. The effective tax rate of 27% in both 2023 and 2022 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, and nondeductible expenses.

Net Income
Net income decreased to $116.8 million in 2023 from $121.7 million in 2022 primarily due to a $5.5 million decrease in operating income and a $1.9 million increase in interest expense, offset in part by a $1.7 million decrease in provision for income taxes. Net income in 2022 included a $15.1 million after-tax gain on the sale of a building related to the China Transaction (see discussions above for further details).

Non-GAAP Key Performance Indicators
In addition to the financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures, including organic revenue (defined as revenue excluding the effect of foreign currency translation and acquisitions), adjusted operating income, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA,

Kadant Inc.

adjusted EBITDA margin (defined as adjusted EBITDA divided by revenue), and free cash flow (defined as net cash provided by operating activities less capital expenditures).
We use organic revenue in order to understand our trends and to forecast and evaluate our financial performance and compare revenue to prior periods (see discussion in Revenue above). Adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin exclude restructuring and impairment costs, acquisition costs, relocation costs, amortization expense related to acquired profit in inventory and backlog, and other income and expense, as indicated. These items are excluded as they are not indicative of our core operating results and are not comparable to other periods, which have differing levels of incremental costs, expenditures or income, or none at all. Additionally, we use free cash flow in order to provide insight on our ability to generate cash for acquisitions and debt repayments, as well as for other investing and financing activities.
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
Our non-GAAP financial measures are not meant to be considered superior to or a substitute for the results of operations or cash flows prepared in accordance with GAAP. In addition, our non-GAAP financial measures have limitations associated with their use as compared to the most directly comparable GAAP measures, in that they may be different from, and therefore not comparable to, similar measures used by other companies.
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin from net income attributable to Kadant is as follows:

(In thousands, except percentages)	December 30, 2023	December 31, 2022	January 1, 2022
Net Income Attributable to Kadant	$116,069	$120,928	$84,043
Net Income Attributable to Noncontrolling Interest	737	802	838
Provision for Income Taxes	42,210	43,906	27,171
Interest Expense, Net	6,640	5,574	4,554
Other Expense, Net	101	72	104
Operating Income	165,757	171,282	116,710
Gain on Sale and Other Income (a)	(841)	(20,190)	(515)
Acquisition Costs	1,442	668	3,655
Indemnification Asset Reversals (b)	102	1,316	—
Relocation Costs	798	—	—
Restructuring and Impairment Costs	766	1,334	980
Acquired Backlog Amortization (c)	—	703	1,326
Acquired Profit in Inventory Amortization (d)	—	(218)	4,284
Adjusted Operating Income (non-GAAP measure)	168,024	154,895	126,440
Depreciation and Amortization	33,297	34,233	32,976
Adjusted EBITDA (non-GAAP measure)	$201,321	$189,128	$159,416
Adjusted EBITDA Margin (non-GAAP measure)	21.0%	20.9%	20.3%

A reconciliation of free cash flow from net cash provided by operating activities is as follows:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Net Cash Provided by Operating Activities	$165,545	$102,625	$162,420
Less: Capital Expenditures (e)	(31,850)	(28,199)	(12,771)
Free Cash Flow (non-GAAP measure)	$133,695	$74,426	$149,649

(a) Includes a $20.2 million gain in 2022 on the China Transaction in our Industrial Processing segment.
(b) Represents indemnification asset reversals related to the release of tax reserves associated with uncertain tax positions.
(c) Represents intangible amortization expense associated with acquired backlog.
(d) Represents (income) expense within cost of revenue associated with amortization of acquired profit in inventory.
(e) Includes capital expenditures of $7.4 million in 2023 and $10.4 million in 2022 associated with the China Transaction.

Kadant Inc.

Liquidity and Capital Resources
Consolidated working capital was $225.8 million at December 30, 2023, compared with $201.9 million at December 31, 2022. Cash and cash equivalents were $103.8 million at December 30, 2023, compared with $76.4 million at December 31, 2022, which included cash and cash equivalents held by our foreign subsidiaries of $94.6 million at December 30, 2023 and $75.8 million at December 31, 2022.

Cash Flow
Cash flow information is as follows:

(In thousands)	December 30, 2023	December 31, 2022
Net Cash Provided by Operating Activities	$165,545	$102,625
Net Cash Used in Investing Activities	(30,790)	(29,520)
Net Cash Used in Financing Activities	(111,111)	(80,569)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	3,084	(6,972)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$26,728	$(14,436)

Operating Activities
Cash provided by operating activities increased to $165.5 million in 2023 from $102.6 million in 2022 primarily due to a reduction in cash used for working capital. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
During 2023, significant cash inflows associated with working capital related to inventory, other liabilities and unbilled revenue. Shipments of inventory provided cash of $14.1 million and increases in other liabilities provided cash of $9.2 million due to the timing of payments to subcontractors and outside vendors. In addition, a reduction in unbilled revenue provided cash of $6.5 million. These sources of cash were offset in part by $28.9 million of cash outflows associated with accounts payable and customer deposits primarily due to the timing of payments.
During 2022, significant cash outflows associated with working capital related to inventory and accounts receivable. Increases in inventories and accounts receivable used cash of $54.6 million, including $36.1 million for inventory primarily related to capital equipment orders that shipped in 2023. These uses of cash were offset in part by $14.4 million of cash received from customer deposits.

Investing Activities
Cash used in investing activities was $30.8 million in 2023 compared to $29.5 million in 2022. Capital expenditures were $31.9 million in 2023 and $28.2 million in 2022, including capital expenditures associated with the China Transaction of $7.4 million in 2023 and $10.4 million in 2022.

Financing Activities
Cash used in financing activities was $111.1 million in 2023 compared to $80.6 million in 2022. Repayments of short- and long-term obligations were $94.0 million in 2023 compared to repayments of short- and long-term obligations of $85.5 million, partially offset by borrowings under our revolving credit facility of $22.1 million in 2022. Cash dividends paid to stockholders were $13.2 million in 2023 and $12.0 million in 2022. In addition, taxes paid related to the vesting of equity awards were $3.9 million in 2023 compared to $4.6 million in 2022.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $3.1 million increase in cash, cash equivalents, and restricted cash in 2023 related to exchange rates was primarily attributable to the weakening of the U.S. dollar against the euro, the Canadian dollar, and Mexican peso. The $7.0 million reduction in cash, cash equivalents and restricted cash in 2022 related to exchange rates was primarily attributable to the strengthening of the U.S. dollar against the Chinese renminbi, euro, and British pound sterling.

Borrowing Capacity and Debt Obligations
On November 30, 2022, we entered into a sixth amendment to our unsecured multi-currency revolving credit facility, originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement). Among other things, this amendment extended the maturity date to November 30, 2027, and increased our uncommitted, unsecured incremental borrowing facility from $150.0 million to $200.0 million.

Kadant Inc.

We have a total borrowing capacity of $400.0 million under our Credit Agreement. As of December 30, 2023, we had $301.1 million of borrowing capacity available under our Credit Agreement, in addition to the $200.0 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25. As of December 30, 2023, our leverage ratio was 0.27 and we were in compliance with our debt covenants. See Note 6, Short- and Long-Term Obligations, in the accompanying consolidated financial statements for additional information regarding our debt obligations.
In January 2024, we borrowed $230.0 million under our revolving credit facility to fund the acquisitions of Key Knife and KWS. Borrowings under our revolving credit facility bear variable rates of interest and adjust frequently based on prevailing market rates and the terms of our Credit Agreement. The weighted average interest related to this debt was 6.45% at the time of borrowing. Following these acquisitions, we had borrowing capacity of $71.1 million under our Credit Agreement, in addition to the $200.0 million uncommitted, unsecured incremental borrowing facility. See Note 6, Short-and Long-term Obligations, and Note 15, Subsequent Events, in the accompanying consolidated financial statements for additional information.

Additional Liquidity and Capital Resources
In addition to the obligations on our consolidated balance sheet at December 30, 2023, which include, but are not limited to, short- and long-term obligations (Note 6), unrecognized tax benefits (Note 5), and leases (Note 9), we have outstanding letters of credit and bank guarantees of $23.4 million at December 30, 2023, primarily relating to performance obligations and customer deposit guarantees (Note 7).
On May 18, 2023, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 18, 2023 to May 18, 2024. We have not repurchased any shares of our common stock under this authorization or under our previous $50.0 million authorization that expired on May 19, 2023.
We paid cash dividends of $13.2 million in 2023. On November 16, 2023, we declared a quarterly cash dividend of $0.29 per share totaling $3.4 million that was paid on February 1, 2024. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is also subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make capital expenditures of approximately $29.0 to $31.0 million during 2024 for property, plant, and equipment, including $2.0 million related to final payments for the China Transaction.
As of December 30, 2023, we had approximately $285.0 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $253.5 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In 2023, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $5.2 million.
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

Kadant Inc.

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
We compute our provision for income taxes using the asset and liability method, and we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for tax loss or credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates that are expected to apply to taxable income in the years in which we expect to realize those deferred tax assets and liabilities. We estimate the degree to which our deferred tax assets on deductible temporary differences and tax loss or credit carryforwards will result in an income tax benefit based on the expected profitability by tax jurisdiction, and we provide a valuation allowance for these deferred tax assets if it is more likely than not that they will not be realized in the future. If it were to become more likely than not that these deferred tax assets would be realized, we would reverse the related valuation allowance. Should our actual future taxable income by tax jurisdiction vary from our estimates, additional valuation allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. At year-end 2023, we maintained a valuation allowance against a portion of our state operating loss carryforwards in the United States and a valuation allowance in certain foreign jurisdictions due to the uncertainty of future profitability in the state and those foreign jurisdictions. Our tax valuation allowance was $7.8 million at year-end 2023.
In the ordinary course of business there are inherent uncertainties and judgements required in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. On a quarterly basis, we evaluate our uncertain tax positions against various factors, including changes in facts or circumstances, tax laws, or the status of audits by tax authorities. We believe that we have appropriately accounted for any liability for unrecognized tax benefits, and at year-end 2023, our liability for these unrecognized tax benefits, including an accrual for the related interest and penalties, totaled $13.2 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
We intend to repatriate the distributable reserves of select foreign subsidiaries back to the United States and, during 2023, we recorded $0.7 million of tax expense associated with these foreign earnings that we plan to repatriate in 2024. Except for these select foreign subsidiaries, we intend to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations, including the repayment of our foreign debt.
In December 2021, the OECD released the Pillar Two Rules. Since the release of the Pillar Two Rules, the OECD has issued three tranches of administrative guidance, as well as guidance on transitional safe harbor relief. Various countries, including the member states of the European Union, have adopted Pillar Two Rules into their domestic laws, with certain rules coming into effect for fiscal years beginning in 2024. Some countries are in the process of drafting legislation for adoption in future years. While the Pillar Two Rules serve as a framework for implementing the minimum tax, countries may enact domestic laws that vary slightly from the Pillar Two Rules and may also adjust domestic tax incentives to align with the Pillar Two Rules on different timelines. We are monitoring developments of the Pillar Two Rules and are evaluating the potential impact they may have on the jurisdictions in which we operate.

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

Kadant Inc.

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
Beginning in 2023, we evaluate the recoverability of goodwill and indefinite-lived intangible assets as of the first day of our fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Prior to 2023, this evaluation was performed as of the end of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Potential impairment indicators include a significant decline in sales, earnings, or cash flows, material adverse changes in the business climate, and a significant decline in the market capitalization due to a sustained decrease in our stock price. We are permitted to first assess qualitative factors to determine whether the quantitative impairment test is necessary. If the qualitative impairment analysis (Step 0) results in a determination that the fair value of a reporting unit or an indefinite lived intangible asset is more likely than not less than its carrying amount, we perform a quantitative impairment analysis (Step 1). We may bypass the qualitative assessment and proceed directly to the quantitative assessment. Estimates of discounted future cash flows arising from intangible assets acquired require assumptions related to revenue and operating income growth rates, discount rates, and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill and indefinite-lived intangible assets for impairment.
At October 1, 2023 (the first day of the fourth quarter of 2023), we performed a quantitative impairment analysis on our goodwill and indefinite-lived intangible assets. Based on these analyses, we determined goodwill and indefinite-lived intangible assets were not impaired. Goodwill totaled $384.3 million and indefinite-lived intangible assets totaled $28.2 million at October 1, 2023. At year-end 2023, no factors were identified that would alter the conclusions of our October 1, 2023 analysis. Goodwill totaled $392.1 million and indefinite-lived intangible assets totaled $28.6 million at year-end 2023.
Definite-lived intangible assets are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. No indicators of impairment were identified in 2023 and 2022. Definite-lived intangible assets were $130.7 million at year-end 2023.
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

Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the heading Recent Accounting Pronouncements Not Yet Adopted, in the accompanying consolidated financial statements for further details.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. From time to time, we have entered into swap agreements to hedge a portion of our exposure to variable rate long-term debt. Additionally, we use short-term forward contracts to manage certain exposures to foreign currencies. We enter into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. We do not engage in extensive foreign currency hedging activities. However, when we do enter into foreign currency hedging activities, the purpose is to protect our functional currency cash flows related to these commitments from fluctuations in foreign exchange rates. Our forward currency-exchange contracts hedge transactions primarily denominated in U.S. dollars, Canadian dollars, and euros. Gains and losses arising from forward

Kadant Inc.

contracts are recognized as offsets to gains and losses resulting from the transactions being hedged. We do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Interest Rates
Our exposure to changes in interest rates relates primarily to our long-term debt. Our borrowings under the Credit Agreement of $98.8 million at year-end 2023 bear variable rates of interest, which adjust frequently based on prevailing market rates. Assuming year-end borrowing levels, a 10% increase in interest rates on our variable-rate debt would have increased our annual pre-tax interest expense by $0.4 million in 2023. In January 2024, we borrowed $230.0 million under our revolving credit facility to fund the Key Knife and KWS acquisitions. As a result, we expect interest expense will increase significantly in 2024.

Currency Exchange Rates
We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi, Brazilian reals, and Swedish krona. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "accumulated other comprehensive items" component of stockholders' equity. A 10% decrease in functional currencies relative to the U.S. dollar, would have resulted in a reduction in stockholders' equity of $43.8 million at year-end 2023.
At year-end 2023, we had $75.8 million of euro-denominated borrowings outstanding. The translation of our foreign-denominated debt impacts our borrowing capacity available under our Credit Agreement, which is calculated in U.S. dollars. A 10% increase in the euro foreign exchange rate against the U.S. dollar would have decreased our borrowing capacity by approximately $7.6 million at year-end 2023.
The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts. A 10% adverse change in year-end 2023 foreign currency exchange rates related to our foreign currency exchange contracts would have had an immaterial effect on our results of operations in 2023. Any adverse change related to foreign currency contracts would have been largely offset by the corresponding change in the fair value of the underlying hedged items.

Item 8.    Financial Statements and Supplementary Data
This data is submitted as a separate section to this report and incorporated herein by reference. See Item 15, "Exhibits and Financial Statement Schedules."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at year-end 2023. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures at year-end 2023, our Chief Executive Officer and Chief Financial Officer concluded that at year-end 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Kadant Inc.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting at year-end 2023. In making this assessment, our management used the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that at year-end 2023 our internal control over financial reporting was effective based on the criteria issued by COSO.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Insider Trading Arrangements and Policies
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 30, 2023.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
Information about our Directors
This information will be included under the heading "Election of Directors" in our 2024 proxy statement for our 2024 Annual Meeting of Shareholders and is incorporated in this report by reference, except for the information concerning executive officers, which is included under the heading "Information about our Executive Officers" in Part I, Item 1 of this report.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required under Item 405 of Regulation S-K will be included under the heading "Stock Ownership–Delinquent Section 16(a) Reports" in our 2024 proxy statement and is incorporated in this report by reference.

Corporate Governance
The information required under Items 406 and 407 of Regulation S-K will be included under the heading "Corporate Governance" in our 2024 proxy statement and is incorporated in this report by reference.

Item 11.    Executive Compensation
This information will be included under the headings "Executive Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," and "Compensation Discussion and Analysis" in our 2024 proxy statement and is incorporated in this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information will be included under the heading "Stock Ownership" and "Equity Compensation Plan Information" in our 2024 proxy statement and is incorporated in this report by reference.

Kadant Inc.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
This information will be included under the heading "Corporate Governance" in our 2024 proxy statement and is incorporated in this report by reference.

Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, located in Boston, Massachusetts, auditor firm ID:185. The information required by this item will be included under the heading "Independent Registered Public Accounting Firm" in our 2024 proxy statement and is incorporated in this report by reference.

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
2.1
Securities Purchase Agreement dated as of December 22, 2023, by and among Key Knife, Inc., Key Knife Canadian Investments Corporation, Key Knife, Inc., Employee Stock Ownership Trust, Kadant Inc. and Kadant Canada Corp. (1)

3.1
Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 001-11406] and incorporated in this document by reference).

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

10.20
Fifth Amendment, dated as of December 9, 2021, to the Amended and Restated Credit Agreement, dated as of March 1, 2017, by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2022 [File No. 001-11406] and incorporated in this document by reference).

10.21
Sixth Amendment, dated as of November 30, 2022, to the Amended and Restated Credit Agreement, dated as of March 1, 2017, by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 [File No. 001-11406] and incorporated in this document by reference).

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

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signatures page to the Annual Report on Form 10-K).

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Dodd-Frank Compensation Recovery Policy (adopted May 2023).

Kadant Inc.

Exhibit Number	Description of Exhibit
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.
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

KADANT INC.

Date: February 27, 2024	By:	/s/ Jeffrey L. Powell
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 27, 2024.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kadant Inc. and subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of uncertain tax positions
As discussed in Note 1 to the consolidated financial statements, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As disclosed in Note 5 to the consolidated financial statements, the Company has recognized uncertain tax positions amounting to $11,212,000 as of December 30, 2023. The Company’s tax positions are subject to audit by local taxing authorities across multiple global jurisdictions. Tax law can be complex and tax audits can take an extended period of time to resolve, and accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.
We identified the assessment of specific uncertain tax positions as a critical audit matter. Complex auditor judgment, including specialized skills and knowledge, was required in evaluating the Company’s interpretation of, and compliance with, tax law globally and the estimate of the amount of tax benefits expected to be realized.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to assess specific uncertain tax positions. This included controls related to the evaluation of those uncertain tax positions, interpretation of tax law and its application in the liability estimation process. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the Company’s intercompany transfer pricing studies for compliance with applicable tax laws and regulations, evaluating the impact of intercompany transfer pricing policies on its uncertain tax positions, and assessing the expiration of statutes of limitations with applicable laws and regulations.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Boston, Massachusetts
February 27, 2024

Kadant Inc.	2023 Financial Statements
Consolidated Balance Sheet

(In thousands, except share and per share amounts)	December 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$103,832	$76,371
Restricted cash	2,621	3,354
Accounts receivable, net of allowances of $4,090 and $3,595	133,929	130,297
Inventories	152,677	163,672
Contract assets	8,366	14,898
Other current assets	38,757	26,818
Total Current Assets	440,182	415,410
Property, Plant, and Equipment, Net	140,504	118,855
Other Assets	43,609	54,516
Intangible Assets, Net (Notes 1 and 2)	159,286	175,645
Goodwill (Notes 1 and 2)	392,084	385,455
Total Assets	$1,175,665	$1,149,881

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$3,209	$3,821
Accounts payable	42,104	58,060
Accrued payroll and employee benefits	41,855	35,672
Customer deposits	62,641	64,361
Advanced billings	12,194	7,966
Other current liabilities	52,406	43,581
Total Current Liabilities	214,409	213,461
Long-Term Obligations (Note 6)	107,666	197,340
Long-Term Deferred Income Taxes (Note 5)	36,398	38,745
Other Long-Term Liabilities	40,952	44,764

Commitments and Contingencies (Note 7)

Stockholders' Equity (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	124,940	119,924
Retained earnings	763,131	660,644
Treasury stock at cost, 2,915,978 and 2,949,997 shares	(71,453)	(72,287)
Accumulated other comprehensive items (Note 14)	(43,062)	(54,578)
Total Kadant Stockholders' Equity	773,702	653,849
Noncontrolling interest	2,538	1,722
Total Stockholders' Equity	776,240	655,571
Total Liabilities and Stockholders' Equity	$1,175,665	$1,149,881

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2023 Financial Statements
Consolidated Statement of Income

(In thousands, except per share amounts)	December 30, 2023	December 31, 2022	January 1, 2022
Revenue (Notes 1 and 12)	$957,672	$904,739	$786,579

Costs and Operating Expenses:
Cost of revenue	541,366	515,184	449,214
Selling, general, and administrative expenses	236,264	224,405	208,787
Research and development expenses	13,562	12,724	11,403
Gain on sale and other items, net (Note 8)	723	(18,856)	465
	791,915	733,457	669,869
Operating Income	165,757	171,282	116,710
Interest Income	1,758	904	267
Interest Expense	(8,398)	(6,478)	(4,821)
Other Expense, Net	(101)	(72)	(104)
Income Before Provision for Income Taxes	159,016	165,636	112,052
Provision for Income Taxes (Note 5)	42,210	43,906	27,171
Net Income	116,806	121,730	84,881
Net Income Attributable to Noncontrolling Interest	(737)	(802)	(838)
Net Income Attributable to Kadant	$116,069	$120,928	$84,043

Earnings per Share Attributable to Kadant (Note 13)
Basic	$9.92	$10.38	$7.26
Diluted	$9.90	$10.35	$7.21

Weighted Average Shares (Note 13)
Basic	11,700	11,654	11,579
Diluted	11,729	11,688	11,655

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2023 Financial Statements
Consolidated Statement of Comprehensive Income

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Net Income	$116,806	$121,730	$84,881
Other Comprehensive Items:
Foreign currency translation adjustment	11,554	(25,522)	(11,324)
Pension and other post-retirement liability adjustments, net (net of tax of $45, $225, and $(1))	137	644	(22)
Deferred (loss) gain on cash flow hedges (net of tax of $(32), $147, and $118)	(96)	520	366
Other Comprehensive Items	11,595	(24,358)	(10,980)
Comprehensive Income	128,401	97,372	73,901
Comprehensive Income Attributable to Noncontrolling Interest	(816)	(672)	(716)
Comprehensive Income Attributable to Kadant	$127,585	$96,700	$73,185

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2023 Financial Statements
Consolidated Statement of Cash Flows

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Operating Activities
Net income attributable to Kadant	$116,069	$120,928	$84,043
Net income attributable to noncontrolling interest	737	802	838
Net income	116,806	121,730	84,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,297	34,936	34,302
Stock-based compensation expense	9,765	8,576	8,527
Provision for losses on accounts receivable	531	1,165	5
Gain on sale of assets and other income (Note 8)	(841)	(20,190)	(515)
Non-cash impairment costs (Note 8)	36	731	804
Deferred income tax (benefit) provision	(1,949)	7,159	(1,384)
Other items, net	4,612	6,658	6,473
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,694)	(18,515)	(16,737)
Contract assets	6,450	(6,715)	(1,222)
Inventories	14,085	(36,116)	(11,173)
Other assets	4,165	(1,558)	(5,519)
Accounts payable	(19,896)	1,362	26,346
Customer deposits	(9,011)	14,358	27,693
Other liabilities	9,189	(10,956)	9,939
Net cash provided by operating activities	165,545	102,625	162,420

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(905)	(3,474)	(143,981)
Purchases of property, plant, and equipment	(31,850)	(28,199)	(12,771)
Proceeds from sale of property, plant, and equipment	1,637	2,111	1,740
Other investing activities	328	42	537
Net cash used in investing activities	(30,790)	(29,520)	(154,475)

Financing Activities
Proceeds from issuance of short-and long-term obligations	—	22,057	151,944
Repayment of short- and long-term obligations	(93,965)	(85,510)	(115,576)
Dividends paid	(13,223)	(12,001)	(11,460)
Proceeds from issuance of Company common stock	—	1,376	1,892
Tax withholding payments related to stock-based compensation	(3,915)	(4,607)	(3,432)
Dividend paid to noncontrolling interest	—	(630)	(560)
Other financing activities	(8)	(1,254)	—
Net cash (used in) provided by financing activities	(111,111)	(80,569)	22,808

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	3,084	(6,972)	(3,232)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	26,728	(14,436)	27,521
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	79,725	94,161	66,640
Cash, Cash Equivalents, and Restricted Cash at End of Year	$106,453	$79,725	$94,161

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2023 Financial Statements
Consolidated Statement of Stockholders' Equity

			Capital in Excess of Par Value	Retained Earnings			Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
(In thousands, except share and per share amounts)	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 2, 2021	14,624,159	$146	$110,824	$479,400	3,081,919	$(75,519)	$(19,492)	$1,546	$496,905
Net income	—	—	—	84,043	—	—	—	838	84,881
Dividends declared – Common Stock, $1.00 per share	—	—	—	(11,595)	—	—	—	—	(11,595)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(560)	(560)
Noncontrolling interest acquired (Note 2)	—	—	—	—	—	—	—	367	367
Purchase of shares of noncontrolling interest (Note 2)	—	—	—	—	—	—	—	(389)	(389)
Activity under stock plans	—	—	5,064	—	(78,500)	1,923	—	—	6,987
Other comprehensive items	—	—	—	—	—	—	(10,858)	(122)	(10,980)
Balance at January 1, 2022	14,624,159	$146	$115,888	$551,848	3,003,419	$(73,596)	$(30,350)	$1,680	$565,616
Net income	—	—	—	120,928	—	—	—	802	121,730
Dividends declared – Common Stock, $1.04 per share	—	—	—	(12,132)	—	—	—	—	(12,132)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(630)	(630)
Activity under stock plans	—	—	4,036	—	(53,422)	1,309	—	—	5,345
Other comprehensive items	—	—	—	—	—	—	(24,228)	(130)	(24,358)
Balance at December 31, 2022	14,624,159	$146	$119,924	$660,644	2,949,997	$(72,287)	$(54,578)	$1,722	$655,571
Net income	—	—	—	116,069	—	—	—	737	116,806
Dividends declared – Common Stock, $1.16 per share	—	—	—	(13,582)	—	—	—	—	(13,582)
Activity under stock plans	—	—	5,016	—	(34,019)	834	—	—	5,850
Other comprehensive items	—	—	—	—	—	—	11,516	79	11,595
Balance at December 30, 2023	14,624,159	$146	$124,940	$763,131	2,915,978	$(71,453)	$(43,062)	$2,538	$776,240

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2023 Financial Statements
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

Fiscal Year
The Company has adopted a fiscal year ending on the Saturday nearest to December 31. References to 2023, 2022, and 2021 are for the Company's fiscal years ended December 30, 2023 (fiscal 2023), December 31, 2022 (fiscal 2022) and January 1, 2022 (fiscal 2021).

Financial Statement Presentation
Certain reclassifications have been made to prior periods to conform with the current period presentation. Within operating activities in the consolidated statement of cash flows, the Company previously included certain non-cash movements between right-of-use assets and operating lease liabilities as a decrease in other assets and an increase in other liabilities, respectively. The Company recast the prior periods to exclude this non-cash movement, which did not result in a change to net cash provided by operating activities within the consolidated statement of cash flows in these periods.

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

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
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
The following table presents revenue by revenue recognition method:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Point in Time	$849,507	$807,966	$705,709
Over Time	108,165	96,773	80,870
	$957,672	$904,739	$786,579

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
The following table presents the disaggregation of revenue by product type and geography:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Revenue by Product Type:
Parts and Consumables	$598,343	$572,988	$511,766
Capital	359,329	331,751	274,813
	$957,672	$904,739	$786,579
Revenue by Geography (based on customer location):
North America	$538,658	$508,899	$420,382
Europe	245,154	233,790	220,578
Asia	113,511	113,932	103,810
Rest of World	60,349	48,118	41,809
	$957,672	$904,739	$786,579

See Note 12, Business Segment and Geographical Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

(In thousands)	December 30, 2023	December 31, 2022
Contract Assets	$8,366	$14,898
Contract Liabilities	$79,397	$82,413

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

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
Company's performance obligations have been satisfied, which typically occurs when the product has shipped and control of the asset has transferred to the customer.
The Company recognized revenue of $65,562,000 in 2023 and $61,804,000 in 2022 that was included in the contract liabilities balance at the beginning of 2023 and 2022, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of year-end 2023 was $38,458,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 88% of which is expected to occur within the next twelve months and the remaining 12% after December 28, 2024.
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
The changes in the allowance for credit losses are as follows:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Balance at Beginning of Year	$3,595	$2,735	$2,977
Provision charged to expense	531	1,165	5
Accounts written off	(89)	(129)	(178)
Currency translation	53	(176)	(69)
Balance at End of Year	$4,090	$3,595	$2,735

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $10,826,000 at year-end 2023 and $5,729,000 at year-end 2022, are included in accounts receivable in the accompanying consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Warranty Obligations
The Company's contracts covering the sale of its products include warranty provisions that provide assurance to its customers that the products will comply with agreed-upon specifications during a defined period of time. The Company

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
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
The Company's liability for warranties is included in other current liabilities in the accompanying consolidated balance sheet. The changes in the carrying amount of product warranty obligations are as follows:

(In thousands)	December 30, 2023	December 31, 2022
Balance at Beginning of Year	$7,283	$7,298
Provision charged to expense	5,255	4,955
Usage	(4,606)	(4,587)
Currency translation	222	(383)
Balance at End of Year	$8,154	$7,283
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
In determining the present value of future lease payments, the Company utilizes either the rate implicit in the lease if that rate is readily determinable or its incremental secured borrowing rate commensurate with the term of the underlying lease. Lease terms may include the effect of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company recognizes operating lease expense for lease payments on a straight-line basis over the lease term. Variable lease costs are not included in fixed lease payments and, as a result, are excluded from the measurement of the ROU assets and lease liabilities. The Company expenses all variable lease costs as incurred.
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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 30, 2023, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
In December 2021, the Organisation for Economic Co-operation and Development (OECD) released model rules introducing a new 15% global minimum tax for large multinational enterprises with an annual global revenue exceeding 750,000,000 euros (Pillar Two Rules). Since the release of the Pillar Two Rules, the OECD has issued three tranches of

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
administrative guidance, as well as guidance on transitional safe harbor relief. Various countries, including the member states of the European Union, have adopted the Pillar Two Rules into their domestic laws, with certain rules coming into effect for fiscal years beginning in 2024. Some countries are in the process of drafting legislation for adoption in future years. While the Pillar Two Rules serve as a framework for implementing the minimum tax, countries may enact domestic laws that vary slightly from the Pillar Two Rules and may also adjust domestic tax incentives to align with the Pillar Two Rules on different timelines. The Company is monitoring developments of the Pillar Two Rules and is evaluating the potential impact they may have on the jurisdictions in which it operates.

Earnings per Share
Basic earnings per share (EPS) is computed by dividing net income attributable to Kadant by the weighted average number of shares outstanding during the year. Diluted EPS is computed using the treasury stock method assuming the effect of all potentially dilutive securities, including stock options (in 2021), restricted stock units (RSUs) and employee stock purchase plan shares.

Cash, Cash Equivalents, and Restricted Cash
At year-end 2023 and 2022, cash equivalents included investments in money market funds and highly liquid short-term investments, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying consolidated balance sheet that are shown in aggregate in the consolidated statement of cash flows:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Cash and cash equivalents	$103,832	$76,371	$91,186
Restricted cash	2,621	3,354	2,975
Total Cash, Cash Equivalents, and Restricted Cash	$106,453	$79,725	$94,161

Supplemental Cash Flow Information

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Cash Paid for Interest	$8,071	$6,053	$4,441
Cash Paid for Income Taxes, Net of Refunds	$47,519	$36,971	$24,174

Non-Cash Investing Activities:
Fair value of assets acquired	$1,338	$2,785	$190,977
Cash paid for acquired businesses, net	(1,074)	(3,597)	(152,661)
Increase (decrease) in liabilities assumed	$264	$(812)	$38,316

Purchase of property with outstanding loan receivable	$—	$1,397	$—

Purchases of property, plant and equipment in accounts payable	$4,453	$1,040	$363

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of RSUs	$5,163	$5,555	$4,108
Dividends declared but unpaid	$3,395	$3,036	$2,905

Inventories
Inventories are stated at the lower of cost (on a first-in, first-out; or weighted average basis) or net realizable value and include materials, labor, and manufacturing overhead. The Company regularly reviews its quantities of inventories on hand and compares these amounts to the historical and forecasted usage of and demand for each particular product or

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
product line. The Company records a charge to cost of revenue for excess and obsolete inventory to reduce the carrying value of inventories to net realizable value.
The components of inventories are as follows:

(In thousands)	December 30, 2023	December 31, 2022
Raw Materials	$66,738	$71,040
Work in Process	32,147	38,612
Finished Goods (includes $5,182 and $658 at customer locations)	53,792	54,020
	$152,677	$163,672

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
Property, plant, and equipment consist of the following:

(In thousands)	December 30, 2023	December 31, 2022
Land	$10,769	$10,729
Buildings	92,631	68,915
Machinery, Equipment, and Leasehold Improvements	161,041	143,642
Construction in Progress	8,909	17,011
	273,350	240,297
Less: Accumulated Depreciation and Amortization	132,846	121,442
	$140,504	$118,855

Depreciation and amortization expense was $14,849,000 in 2023, $14,429,000 in 2022, and $13,433,000 in 2021. See Note 9, Leases, for further details relating to assets under financing leases included in property, plant and equipment in the accompanying consolidated balance sheet.

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
December 30, 2023
Definite-Lived
Customer relationships	$218,959	$(108,519)	$(5,562)	$104,878
Product technology	67,576	(43,786)	(2,367)	21,423
Tradenames	7,039	(4,262)	(388)	2,389
Other	20,320	(17,715)	(604)	2,001
	313,894	(174,282)	(8,921)	130,691
Indefinite-Lived
Tradenames	29,059	—	(464)	28,595
Acquired Intangible Assets	$342,953	$(174,282)	$(9,385)	$159,286

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
December 31, 2022
Definite-Lived
Customer relationships	$218,782	$(94,653)	$(7,045)	$117,084
Product technology	67,548	(39,940)	(2,754)	24,854
Tradenames	7,427	(3,903)	(420)	3,104
Other	20,314	(17,338)	(623)	2,353
	314,071	(155,834)	(10,842)	147,395
Indefinite-Lived
Tradenames	29,059	—	(809)	28,250
Acquired Intangible Assets	$343,130	$(155,834)	$(11,651)	$175,645

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
Intangible assets acquired related to the Company's acquisition in 2023 were $211,000, which primarily consisted of customer relationships (see Note 2, Acquisitions). Definite-lived intangible assets at year-end 2023 have a weighted average amortization period of 13 years. Amortization of definite-lived intangible assets was $18,448,000 in 2023, $20,507,000 in 2022, and $20,869,000 in 2021 and was included in selling, general, and administrative (SG&A) expenses in the accompanying consolidated statement of income. The estimated future amortization expense of definite-lived intangible assets is $17,634,000 in 2024; $15,671,000 in 2025; $15,170,000 in 2026; $14,262,000 in 2027; $13,069,000 in 2028; and $54,885,000 in the aggregate thereafter.

Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets of the acquired business at the date of acquisition. The Company’s acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, due to the expectation of synergies from combining the businesses.
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance as of January 1, 2022
Gross balance	$123,589	$214,982	$143,825	$482,396
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	123,589	129,473	143,825	396,887
2022 Activity
Acquisitions (Note 2) (a)	(33)	—	1,231	1,198
Impairment loss	—	(29)	—	(29)
Currency translation	(5,247)	(5,063)	(2,291)	(12,601)
Total 2022 activity	(5,280)	(5,092)	(1,060)	(11,432)
Balance at December 31, 2022
Gross balance	118,309	209,919	142,765	470,993
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	118,309	124,381	142,765	385,455

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
2023 Activity
Acquisition (Note 2)	$—	$793	$4	$797
Currency translation	2,473	2,020	1,339	5,832
Total 2023 activity	2,473	2,813	1,343	6,629
Balance at December 30, 2023
Gross balance	120,782	212,732	144,108	477,622
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$120,782	$127,194	$144,108	$392,084
(a) Includes $1,733,000 for an acquisition completed in 2022 and adjustments to the purchase price allocations for acquisitions completed in 2021, principally related to inventory, machinery and equipment, and deferred taxes.

Impairment of Long-Lived Assets
Beginning in 2023, the Company evaluates the recoverability of goodwill and indefinite-lived intangible assets as of the first day of the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset might be impaired. Prior to 2023, this evaluation was performed as of the end of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset might be impaired. Potential impairment indicators include a significant decline in sales, earnings, or cash flows, material adverse changes in the business climate, and a significant decline in the market capitalization due to a sustained decrease in the Company's stock price. The Company is permitted to first assess qualitative factors to determine whether the quantitative impairment test is necessary. If the qualitative assessment (Step 0) results in a determination that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not less than its carrying amount, the Company performs a quantitative impairment analysis (Step 1). The Company may bypass the qualitative assessment and proceed directly to the quantitative assessment.
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

Goodwill
At October 1, 2023 (the first day of the fourth quarter of 2023), the Company performed a quantitative goodwill impairment analysis (Step 1) for all of its reporting units, which indicated that the fair value of each reporting unit exceeded its carrying value, and determined that the assets were not impaired. At year-end 2023, no factors were identified that would alter the conclusions of the October 1, 2023 goodwill impairment analysis.
At year-end 2022, the Company performed a qualitative goodwill impairment assessment (Step 0) for each of its reporting units, which indicated that the fair value of each reporting unit exceeded its carrying value, and determined that the asset was not impaired. The impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the reporting units' and the Company's overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained and determined that it was not more likely than not that the fair value of any of the respective reporting unit's assets was less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could have produced a different result.

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
Goodwill by reporting unit is as follows:

(In thousands)	December 30, 2023	December 31, 2022
Fluid-Handling	$63,180	$62,426
Doctoring, Cleaning, & Filtration	57,602	55,883
Stock-Preparation	21,150	20,311
Wood Processing	106,044	104,070
Material Handling	144,108	142,765
	$392,084	$385,455
Intangible Assets
At October 1, 2023, the Company performed a quantitative impairment analysis (Step 1) on its indefinite-lived intangible assets and determined that the assets were not impaired. At year-end 2023, no factors were identified that would alter the conclusions of the October 1, 2023 indefinite-lived intangible asset impairment analysis. At year-end 2022, the Company performed a qualitative impairment analysis (Step 0) on its indefinite-lived intangible assets and determined that the assets were not impaired.
No triggering events or indicators of impairment were identified in 2023 or 2022 related to the Company's definite-lived intangible assets.

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
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. Acquisition transaction costs are recorded as incurred in SG&A expenses in the accompanying consolidated statement of income and were $1,442,000 in 2023 (see Note 15, Subsequent Events), $668,000 in 2022, and $3,655,000 in 2021.

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

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
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

Recent Accounting Pronouncements Not Yet Adopted
Business Combinations - Joint Venture Formations (Topic 805), Recognition and Initiation Measurement. In August 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-05, to address the diversity in practice on the accounting treatment of joint venture formations. Under this ASU, a joint venture is required to apply a new basis of accounting at its formation date by valuing the net assets contributed at fair value for both business and asset transactions. The value of the net assets in total is then allocated to individual assets and liabilities by applying Topic 805 with certain exceptions. This new guidance is effective for joint ventures with a formation date on or after January 1, 2025 and is required to be applied prospectively. Additionally, joint ventures with a formation date prior to January 1, 2025 have an option to elect to apply the guidance retrospectively, provided adequate information is available. The impact of the adoption of this ASU on the Company's consolidated financial statements will be dependent upon joint ventures formed in future periods.
Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). In November 2023, the FASB issued ASU No. 2023-07, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Under this ASU, a company is required to enhance its segment disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. This ASU is effective for the Company's fiscal year ending December 28, 2024, and interim periods beginning in fiscal 2025, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.
Income Taxes - Improvements to Income Tax Disclosures (Topic 740). In December 2023, the FASB issued ASU No. 2023-09, to improve income tax disclosure requirements, primarily through enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This ASU is effective for fiscal 2025, with early adoption permitted and may be applied retrospectively. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
2.    Acquisitions

2023
On December 19, 2023, the Company acquired a business in Sweden, which is included in the Company's Industrial Processing segment, for approximately $895,000, net of cash acquired.

2022
On November 14, 2022, the Company acquired a business in Canada, which is included in the Company's Material Handling segment, for approximately $3,622,000, net of cash acquired.

2021
In the third quarter of 2021, the Company acquired all partnership interests and shares in Clouth, for $92,864,000, net of cash acquired plus debt assumed. The majority of the Clouth companies were acquired on July 19, 2021 and the acquisition of the last legal entity occurred on August 10, 2021, which the Company accounted for as a noncontrolling interest during the period from July 19, 2021 to August 10, 2021. The Company funded the purchase price with euro-denominated borrowings under its revolving credit facility and existing cash. Clouth, which is included in the Company's Flow Control segment, is a leading manufacturer of doctor blades and related equipment used in the production of paper, packaging, and tissue. Clouth has three manufacturing facilities in Germany and one in Poland. Goodwill from the Clouth acquisition was $25,773,000, of which $7,116,000 is expected to be deductible for tax purposes over 15 years. In addition, intangible assets acquired were $34,467,000, of which $6,444,000 is expected to be deductible for tax purposes over the respective useful lives. For 2021, the Company recorded revenue of $23,221,000 and an operating loss of $4,068,000 for Clouth from the date of acquisition, including amortization expense of $3,481,000 associated with acquired profit in inventory and backlog and $2,710,000 of acquisition transaction costs.
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

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	Clouth	Other	Total
Net Assets Acquired:
Cash and Cash Equivalents	$4,923	$3,757	$8,680
Accounts Receivable	6,808	1,641	8,449
Inventories	14,255	5,000	19,255
Property, Plant, and Equipment	24,045	5,143	29,188
Other Assets	6,056	2,922	8,978
Definite-Lived Intangible Assets
Customer relationships	20,192	23,100	43,292
Product technology	8,915	2,700	11,615
Tradenames	—	1,400	1,400
Other	401	1,560	1,961
Indefinite-Lived Intangible Assets
Tradenames	4,959	—	4,959
Goodwill	25,773	27,449	53,222
Total assets acquired	116,327	74,672	190,999

Short-term Obligations and Current Maturities of Long-term Obligations	1,393	—	1,393
Accounts Payable	1,287	797	2,084
Long-Term Deferred Income Taxes	9,013	6,760	15,773
Long-Term Obligations	4,244	—	4,244
Other Liabilities	8,240	6,929	15,169
Total liabilities assumed	24,177	14,486	38,663
Net assets acquired	$92,150	$60,186	$152,336

Purchase Price:
Cash Paid	$92,150	$60,186	$152,336

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

Unaudited Supplemental Pro Forma Information
The following unaudited pro forma information provides the effect of the Company's 2021 acquisition of Clouth as if it had occurred at the beginning of 2020:

(In thousands, except per share amounts)	January 1, 2022
Revenue	$812,016
Net Income Attributable to Kadant	$90,184
Earnings per Share Attributable to Kadant
Basic	$7.79
Diluted	$7.74
The historical consolidated financial information of the Company and Clouth has been adjusted in the pro forma information above to give effect to pro forma events that are (i) directly attributable to the acquisition and related financing arrangements, (ii) expected to have a continuing impact on the Company, and (iii) factually supportable.
Pro forma results include the following non-recurring pro forma adjustments:
•Pre-tax reversal to cost of revenue of $3,082,000 in 2021, for the sale of inventory revalued at the date of acquisition.

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
•Pre-tax reversal to SG&A expenses of $2,710,000 in 2021 and $399,000 in 2021, for acquisition costs and intangible asset amortization related to acquired backlog, respectively.
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

3.    Employee Benefit Plans

Stock-Based Compensation Plans
The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company's board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, RSUs, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards granted under these plans are determined by the board committee. Upon a change of control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 281,708 shares available for grant under these stock-based compensation plans at year-end 2023. The Company generally issues its common stock out of treasury stock, to the extent available, for share issuances related to its stock-based compensation plans.
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
The components of pre-tax stock-based compensation expense included in SG&A expenses in the accompanying consolidated statement of income are as follows:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
RSU Awards	$9,376	$8,222	$8,224
Employee Stock Purchase Plan Awards	389	354	303
Total	$9,765	$8,576	$8,527

The Company grants RSUs to non-employee directors and certain employees. Holders of RSUs have no voting rights and are not entitled to receive cash dividends.

Non-Employee Director Restricted Stock Units
The Company granted RSU awards consisting of 868 RSUs in 2023, 941 RSUs in 2022 and 1,009 RSUs in 2021 to each of its incumbent non-employee directors. Half of the RSUs vested on June 1 of each year and the remaining RSUs vested ratably on the last day of the third and fourth fiscal quarters of each year. In addition, the Company granted RSU awards consisting of 470 RSUs in May 2022, which vested ratably on the last day of the third and fourth fiscal quarters of 2022, to its then new non-employee director. Each RSU issued to the directors represents the right to receive one share of the Company's common stock upon vesting.

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

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
The Company recognizes compensation expense associated with performance-based RSUs ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to the unvested performance-based RSUs totaled $3,693,000 at year-end 2023, and will be recognized over a weighted average period of 1.4 years.
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

Time-Based Restricted Stock Units
The Company grants time-based RSUs to its officers and other employees of the Company. Each time-based RSU represents the right to receive one share of the Company's common stock upon vesting. The Company recognizes compensation expense associated with these time-based RSUs ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Unrecognized compensation expense related to the time-based RSUs totaled $3,954,000 at year-end 2023, and will be recognized over a weighted average period of 1.8 years.

Vesting of Restricted Stock Units
A summary of the activity of the Company's unvested RSUs in 2023 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant- Date Fair Value
Unvested RSUs at December 31, 2022	85	$153.98
Granted	51	$212.92
Vested	(52)	$149.62
Forfeited	(1)	$183.85
Unvested RSUs at December 30, 2023	83	$192.42

The weighted average grant date fair value of RSUs granted was $212.92 in 2023, $170.76 in 2022, and $174.52 in 2021. The total fair value of shares vested was $7,834,000 in 2023, $8,337,000 in 2022, and $5,892,000 in 2021.

Stock Options
The Company has not granted stock options since 2013. Prior to 2014, the Company granted nonqualified stock options to its executive officers that vested over three years and were not exercisable until vested. Options awarded were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. There were no stock options outstanding at year-end 2023, 2022 and 2021 as all remaining stock options were exercised prior to the end of 2021. The total intrinsic value of options exercised and total cash received from options exercised during the year ended January 1, 2022 were $4,986,000 and $665,000, respectively.

Employee Stock Purchase Plan
The Company's eligible U.S. employees may elect to participate in its employee stock purchase plan. Under the plan, shares of the Company's common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee's gross wages. The Company issued 10,627 shares for 2023 (issued in fiscal 2024), 9,111 shares in 2022, and 10,230 shares in 2021 of its common stock under this plan. The Company had 82,532 shares available for grant under the employee stock purchase plan at year-end 2023.

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
401(k) Savings and Other Defined Contribution Plans
The Company's U.S. subsidiaries participate in the Kadant Inc. 401(k) Retirement Savings Plan sponsored by the Company. Contributions to the plan are made by both the employee and the Company and are immediately vested. Company contributions are based upon the level of employee contributions.
Certain of the Company's subsidiaries offer other retirement plans, the majority of which are defined contribution plans. Company contributions to these plans are based on formulas determined by the Company. For these plans, the Company contributed and charged to expense $5,607,000 in 2023, $5,151,000 in 2022, and $4,706,000 in 2021.

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

Common Stock
At year-end 2023, the Company had reserved 447,094 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

5.    Income Taxes

The components of income before provision for income taxes are as follows:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Domestic	$57,810	$46,558	$26,599
Foreign	101,206	119,078	85,453
	$159,016	$165,636	$112,052
The components of the provision for income taxes are as follows:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Current Provision:
Federal	$12,402	$8,738	$2,173
Foreign	28,587	26,032	25,512
State	3,170	1,977	870
	44,159	36,747	28,555
Deferred Provision (Benefit):
Federal	48	1,970	1,823
Foreign	(2,594)	4,233	(3,430)
State	597	956	223
	(1,949)	7,159	(1,384)
	$42,210	$43,906	$27,171

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
The Company receives a tax deduction upon the exercise of nonqualified stock options and the vesting of RSUs. The Company recognizes excess income tax benefits and tax deficiencies related to stock-based compensation arrangements as discrete items within the provision for income taxes in the reporting period in which they occur. The Company recognized an income tax benefit of $354,000 in 2023, $501,000 in 2022 and $1,808,000 in 2021 in the accompanying consolidated statement of income.
The provision for income taxes in the accompanying consolidated statement of income differs from the provision calculated by applying the statutory federal income tax rate of 21% to income before provision for income taxes due to the following:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Provision for Income Taxes at Statutory Rate	$33,393	$34,784	$23,531
Increases (Decreases) Resulting From:
Foreign tax rate differential	5,070	5,770	2,819
State income taxes, net of federal income tax	2,965	2,316	863
Nondeductible expenses	1,730	2,683	1,673
U.S. tax cost of foreign earnings	1,270	932	481
Provision for (reversal of) tax benefit reserves, net	386	(1,368)	(444)
Research and development tax credits	(520)	(425)	(454)
Excess tax benefit related to stock-based compensation	(276)	(377)	(1,525)
Change in valuation allowance	(684)	318	(31)
Other	(1,124)	(727)	258
	$42,210	$43,906	$27,171
The Company's net deferred tax liability consists of the following:

(In thousands)	December 30, 2023	December 31, 2022
Deferred Tax Asset:
Net operating loss carryforwards	$11,300	$13,057
Lease liabilities	6,820	6,031
Inventory basis difference	5,417	4,118
Employee compensation	4,690	3,697
Capitalized research expenses	4,159	3,398
Reserves and accruals	2,581	1,949
Allowance for credit losses	776	673
Foreign, state, and alternative minimum tax credit carryforwards	490	490
Other	214	122
Deferred tax asset, gross	36,447	33,535
Less: valuation allowance	(7,829)	(8,983)
Deferred tax asset, net	28,618	24,552
Deferred Tax Liability:
Goodwill and intangible assets	(41,116)	(41,129)
Fixed asset basis difference	(11,764)	(11,438)
ROU assets	(5,969)	(5,145)
Provision for unremitted foreign earnings	(1,153)	(783)
Other	(2,361)	(1,976)
Deferred tax liability	(62,363)	(60,471)
Net deferred tax liability	$(33,745)	$(35,919)

Deferred tax assets and liabilities are presented in the accompanying consolidated balance sheet within other assets and long-term deferred income taxes on a net basis by tax jurisdiction. The Company has established valuation allowances related to certain domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. The valuation allowance at year-end 2023 was $7,829,000, consisting of $68,000 in the United States and $7,761,000 in foreign jurisdictions. The decrease in the valuation allowance in 2023 of $1,154,000 is related primarily to utilization of net operating losses and a decrease in unbenefited deferred tax assets from a restructuring,

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
partially offset by fluctuations in foreign currency exchange rates. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2023, the Company maintained a valuation allowance in the United States against a portion of its state net operating loss carryforwards in the United States and a valuation allowance in certain foreign jurisdictions due to the uncertainty of future profitability in the state and those foreign jurisdictions.
At year-end 2023, the Company had state net operating loss carryforwards of $13,683,000 and foreign net operating loss carryforwards of $46,852,000. The U.S. state net operating loss carryforwards begin to expire in 2024 and a portion does not expire. Of the foreign net operating loss carryforwards, $965,000 will expire in the years 2025 through 2043, and the remainder do not expire. As of year-end 2023, the Company also had state disallowed business interest expense carryforwards of $71,000 and foreign tax credits of $382,000, of which $120,000 came from the acquisition of Syntron Material Handling Group, LLC and certain of its affiliates in 2019. The disallowed business interest expense carryforward does not expire, and the foreign tax credit carryforward begins to expire in 2024. The utilization of these tax attributes is limited to the Company’s future taxable income.
At year-end 2023, the Company had approximately $284,980,000 of unremitted foreign earnings. During 2023, the Company repatriated $27,957,000 of previously taxed foreign earnings to the United States and recognized a foreign exchange loss of $1,211,000 associated with these earnings. The Company intends to repatriate the distributable reserves of select foreign subsidiaries back to the United States and has recognized $653,000 of tax expense on the estimated repatriation amount during 2023. Except for these select foreign subsidiaries, the Company intends to indefinitely reinvest $253,469,000 of earnings of its foreign subsidiaries in order to support the current and future capital needs of their operations, including the repayment of the Company’s foreign debt. The related foreign withholding taxes, which would be required if the Company were to remit these foreign earnings to the United States, would be approximately $5,190,000.
The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management's opinion, adequate provisions for income taxes have been made for all years subject to audit.
As of year-end 2023, the Company had a liability of $11,212,000 for unrecognized tax benefits which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	December 30, 2023	December 31, 2022
Unrecognized Tax Benefits, Beginning of Year	$10,354	$9,731
Gross Increases—Tax Positions in Prior Periods	44	2,116
Gross Decreases—Tax Positions in Prior Periods	(37)	(138)
Gross Increases—Current-Period Tax Positions	1,589	1,260
Settlements	(130)	—
Lapses of Statutes of Limitations	(749)	(2,251)
Currency Translation	141	(364)
Unrecognized Tax Benefits, End of Year	$11,212	$10,354

A portion of the unrecognized tax benefits generated in 2023 is offset by deferred tax assets in the accompanying consolidated balance sheet. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued $2,017,000 at year-end 2023 and $1,806,000 at year-end 2022 for the potential payment of interest and penalties. The interest and penalties included in the accompanying consolidated statement of income was an expense of $120,000 in 2023 and a benefit of $333,000 in 2022.
The Company is currently under audit in certain of its foreign tax jurisdictions. During 2021, the Company finalized its examination with the Internal Revenue Service for the tax years 2017 and 2018 with no material adjustments. It is reasonably possible that over the next fiscal year the amount of liability for unrecognized tax benefits may be reduced by up to $413,000 primarily from the expiration of tax statutes of limitations.

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
The Company remains subject to U.S. federal income tax examinations for the tax years 2019 through 2023, and to non-U.S. income tax examinations for the tax years 2015 through 2023. In addition, the Company remains subject to state and local income tax examinations in the United States for the tax years 2003 through 2023.

6.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

(In thousands)	December 30, 2023	December 31, 2022
Revolving Credit Facility, due 2027	$98,761	$186,131
Senior Promissory Notes, due 2024 to 2028	8,330	10,000
Finance Leases, due 2024 to 2026	1,789	1,940
Other Borrowings, due 2024 to 2028	1,995	3,090
Total	110,875	201,161
Less: Short-Term Obligations and Current Maturities of Long-Term Obligations	(3,209)	(3,821)
Long-Term Obligations	$107,666	$197,340
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
At year-end 2023, the outstanding balance under the Credit Agreement was $98,761,000, which included $75,761,000 of euro-denominated borrowings primarily used to fund the Company's acquisitions in 2021. The Company had $301,143,000 of borrowing capacity available at year-end 2023, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 5.24% as of year-end 2023 and 4.33% as of year-end 2022.
See Note 10, Derivatives, under the heading Interest Rate Swap Agreement, for information relating to the Company's swap agreement, which matured on June 30, 2023.

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

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
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

Debt Compliance
At year-end 2023, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for vehicles. See Note 9, Leases, for further information relating to the Company's finance leases.

Other Borrowings
At year-end 2023, other borrowings included $556,000 of short-term obligations and $1,439,000 of long-term debt obligations outstanding assumed in the acquisition of Clouth, which have maturity dates ranging from 2026 to 2028 and interest rates of up to 1.70%.

Annual Repayment Requirements
The following schedule presents the annual repayment requirements for the Company’s short-and long-term obligations, excluding finance leases, as of year-end 2023.

(In thousands)	Total
2024	$2,226
2025	2,229
2026	2,119
2027	100,770
2028	1,742
$109,086

7.    Commitments and Contingencies

Letters of Credit and Bank Guarantees
Outstanding letters of credit and bank guarantees issued on behalf of the Company, principally relating to performance obligations and customer deposit guarantees, totaled $23,403,000 at year-end 2023. Certain of the Company's contracts require the Company to provide a standby letter of credit or bank guarantee to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit and bank guarantees expire without being drawn by the beneficiary.

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest-bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $9,090,000 at year-end 2023 and $11,238,000 at year-end 2022 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
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

8.    Gain on Sale and Other Items, Net
The components of gain on sale and other items, net are as follows:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Gain on Sale of Assets	$—	$(20,190)	$(515)
Other Income	(841)	—	—
Relocation Costs	798	—	—
Restructuring Costs	730	603	176
Impairment Costs	36	731	804
	$723	$(18,856)	$465
Gain on Sale of Assets
The Company entered into several agreements with the local government in China to sell its then existing manufacturing building and land use rights at one of its subsidiaries in China for $25,159,000 and relocate to a new facility (China Transaction). The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, the Company recognized a gain on the China Transaction of $20,190,000, or $15,143,000, net of deferred taxes of $5,047,000, in the first quarter of 2022. A receivable of $16,082,000 was recognized for the present value of the remaining amount of the sale proceeds, which is due the earlier of when the government sells the property or within two years from the effective date of the agreements. The subsidiary, which is part of the Industrial Processing segment, relocated to its new facility during the third quarter of 2023.
A summary of the change in the outstanding receivable on the China Transaction is as follows:

(In thousands)	Total
Balance at Inception	$17,294
Present value discount	(1,212)
Receivable recorded, net	16,082
Accretion of interest income	422
Currency translation	(1,323)
Balance at December 31, 2022 (included in other assets)	15,181
Accretion of interest income	545
Currency translation	(316)
Balance at December 30, 2023 (included in other current assets)	$15,410

In 2021, gain on sale of assets included $515,000 related to a gain on the sale of a building in Theodore, Alabama, within the Company's Industrial Processing segment for net cash proceeds of $1,634,000. The building was vacated as part

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
of the Company's 2017 restructuring plan to consolidate three of its stock-preparation operations into a single new facility, which was completed in 2018.
Other Items, Net
Other Income and Relocation Costs
In 2023, in connection with the China Transaction, the Company recognized income of $841,000 from outsourcing the demolition and cleanup of the then existing manufacturing building in China and sale of the remaining fixed assets. In addition, the Company incurred costs of $798,000 related to the relocation of machinery and equipment and administrative offices to the new manufacturing facility.
Restructuring and Impairment Costs
The Company's restructuring plans within its Flow Control Segment are as follows:
2023 Restructuring Plans
•The Company incurred restructuring and impairment costs of $400,000 in 2023 related to consolidating a small manufacturing operation into a larger facility in Germany. These charges consisted of severance costs of $335,000 for the termination of 10 employees, facility and other closure costs of $29,000, and asset-write downs of $36,000.
•The Company incurred restructuring costs of $366,000 related to the termination of a contract at one of its operations in Germany.
The Company does not expect to incur additional costs related to its 2023 restructuring plans.
2021 Restructuring Plan
•The Company incurred restructuring costs of $568,000 in 2022 and $176,000 in 2021 related to its plan to eliminate a redundant ceramic blade manufacturing operation in France. These charges consisted of severance costs for the termination of five employees and facility and other closure costs. During 2021, the Company also recorded asset impairment charges of $499,000 for the write-down of an intangible asset, $226,000 for the write-down of certain machinery and equipment, and $79,000 for the write-down of a ROU asset.
The Company also recorded restructuring costs of $35,000 and impairment costs of $731,000 within its Industrial Processing segment during 2022. The impairment costs included $549,000 primarily related to the write-down of inventory from the Company's operations in Russia and $182,000 related to the write-down of certain fixed assets that were not moved to the new manufacturing facility in China as part of the China Transaction.
A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying consolidated balance sheet, which are expected to be paid in the first half 2024, are as follows:

(In thousands)	Severance Costs	Contract Termination Costs	Facility and Other Closure Costs	Total
2023 Restructuring Plans
Provision	$335	$366	$29	$730
Usage	(138)	(63)	(29)	(230)
Currency translation	4	10	—	14
Balance at December 30, 2023	$201	$313	$—	$514

2021 Restructuring Plan
Provision	$176	$—	$—	$176
Usage	(19)	—	—	(19)
Currency translation	(1)	—	—	(1)
Balance at January 1, 2022	156	—	—	156
Provision	205	—	398	603
Usage	(159)	—	(231)	(390)
Currency translation	(13)	—	33	20
Balance at December 31, 2022	189	—	200	389
Usage	(187)	—	(199)	(386)
Currency translation	(2)	—	(1)	(3)
Balance at December 30, 2023	$—	$—	$—	$—

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
9.     Leases

The Company enters into operating and finance lease commitments primarily for its manufacturing and office space, vehicles, and equipment that expire on various dates over the next 11 years, some of which include one or more options to extend the lease for up to five years. In addition, the Company leases land associated with certain of its buildings in Canada and China under long-term leases expiring in 2032 to 2071. The lease in Canada also includes an assumed option to extend the term for up to 10 years.
The components of lease expense are as follows:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Operating Lease Cost (a)	$6,355	$5,870	$5,895
Short-Term Lease Cost	698	697	674

Finance Lease Cost:
ROU asset amortization	1,103	1,026	1,045
Interest on lease liabilities	74	52	46
Total Finance Lease Cost	1,177	1,078	1,091

Total Lease Costs	$8,230	$7,645	$7,660
(a) Includes variable lease costs of $961,000 in 2023, $478,000 in 2022, and $670,000 in 2021.

Supplemental cash flow information related to leases is as follows:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows from operating leases	$6,475	$6,159	$12,474
Operating cash flows from finance leases	$74	$51	$46
Financing cash flows from finance leases	$1,100	$1,002	$1,044

ROU Assets Obtained in Exchange for Lease Obligations:
Operating leases	$8,120	$4,002	$7,247
Finance leases	$989	$1,468	$1,147
Supplemental balance sheet information related to leases is as follows:

(In thousands)	Balance Sheet Line Item	December 30, 2023	December 31, 2022
Operating Leases:
ROU assets	Other assets	25,129	22,642
Total operating lease assets		$25,129	$22,642

Short-term liabilities	Other current liabilities	$5,389	$4,458
Long-term liabilities	Other long-term liabilities	19,350	17,817
Total operating lease liabilities		$24,739	$22,275

Finance Leases:
ROU assets, at cost	Property, plant, and equipment, at cost	$4,037	$3,901
ROU assets accumulated amortization	Accumulated depreciation and amortization	(2,288)	(1,994)
ROU assets, net	Property, plant, and equipment, net	$1,749	$1,907

Short-term obligations	Short-term obligations and current maturities of long-term obligations	$983	$981
Long-term obligations	Long-term obligations	806	959
Total finance lease liabilities		$1,789	$1,940

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements

	December 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years):
Operating leases	6.8	8.0
Finance leases	2.0	2.2

Weighted Average Discount Rate:
Operating leases	4.08%	3.88%
Finance leases	4.71%	3.79%

As of December 30, 2023, future lease payments for lease liabilities are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
2024	$6,282	$1,043
2025	4,982	646
2026	3,986	185
2027	3,309	—
2028	2,093	—
2029 and Thereafter	7,829	—
Total Future Lease Payments	28,481	1,874
Less: Imputed Interest	(3,742)	(85)
Present Value of Lease Payments	$24,739	$1,789

As of December 30, 2023, the Company had no significant operating and finance leases that had not yet commenced.

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
Gains and losses reported within SG&A expenses in the accompanying consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material in 2023, 2022, and 2021.

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
The following table summarizes the fair value of derivative instruments in the accompanying consolidated balance sheet:

		December 30, 2023		December 31, 2022
(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
2018 Swap Agreement	Other Current Assets	$—	$—	$131	$15,000
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(51)	$430	$(54)	$430

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$8	$701	$15	$647
(a)See Note 11, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b)The year-end 2023 notional amounts are indicative of the level of the Company's recurring derivative activity during the year.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the year ended December 30, 2023:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contract	Total
Unrealized Gain (Loss), Net of Tax, at December 31, 2022	$99	$(41)	$58
Gain reclassified to earnings (a)	(99)	—	(99)
Gain recognized in AOCI	—	3	3
Unrealized Loss, Net of Tax, at December 30, 2023	$—	$(38)	$(38)
(a)See Note 14, Accumulated Other Comprehensive Items, for the income statement classification.

At year-end 2023, the Company expects to reclassify losses of $38,000 from AOCI to earnings over the next twelve months based on the maturity date of the forward currency-exchange contract.

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
A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•Level 3—Unobservable inputs based on the Company's own assumptions.

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of December 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$14,795	$—	$—	$14,795
Banker's acceptance drafts (a)	$—	$10,826	$—	$10,826
Forward currency-exchange contracts	$—	$8	$—	$8
Liabilities:
Forward currency-exchange contract	$—	$51	$—	$51

	Fair Value as of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$8,351	$—	$—	$8,351
Banker's acceptance drafts (a)	$—	$5,729	$—	$5,729
2018 Swap Agreement (b)		$131		$131
Forward currency-exchange contracts	$—	$15	$—	$15
Liabilities:
Forward currency-exchange contract	$—	$54	$—	$54
(a)Included in accounts receivable in the accompanying consolidated balance sheet.
(b)The 2018 Swap Agreement matured on June 30, 2023.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during 2023. Banker's acceptance drafts are carried at face value which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the 2018 Swap Agreement was based on USD LIBOR yield curves at the reporting date. The forward currency-exchange contracts and the 2018 Swap Agreement prior to its maturity were hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of the Company's debt obligations, excluding lease obligations, are as follows:

	December 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$98,761	$98,761	$186,131	$186,131
Senior promissory notes	8,330	8,182	10,000	9,773
Other	1,995	1,995	3,090	3,090
	$109,086	$108,938	$199,221	$198,994
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

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
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
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products and alternative fuel industries, among others. The Company's primary products include stock-preparation systems and recycling equipment, chemical pulping equipment, debarkers, stranders, and chippers. In addition, the Company provides industrial automation and digitization solutions to process industries.
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
The following table presents financial information for the Company's reportable operating segments:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Revenue
Flow Control (a)	$363,451	$349,107	$288,788
Industrial Processing	354,703	353,698	328,762
Material Handling (b)	239,518	201,934	169,029
	$957,672	$904,739	$786,579
Income Before Provision for Income Taxes
Flow Control (c)	$95,249	$89,942	$65,509
Industrial Processing (d)	69,281	89,754	66,569
Material Handling (e)	40,692	27,644	17,543
Corporate (f)	(39,465)	(36,058)	(32,911)
Total operating income	165,757	171,282	116,710
Interest expense, net (g)	(6,640)	(5,574)	(4,554)
Other expense, net (g)	(101)	(72)	(104)
	$159,016	$165,636	$112,052
Total Assets (h)
Flow Control	$391,719	$386,804	$382,379
Industrial Processing	443,189	419,095	405,575
Material Handling	326,226	336,492	334,785
Corporate (i)	14,531	7,490	9,473
	$1,175,665	$1,149,881	$1,132,212
Depreciation and Amortization
Flow Control	$9,047	$9,179	$8,366
Industrial Processing	11,798	12,575	13,467
Material Handling	12,379	13,085	12,341
Corporate	73	97	128
	$33,297	$34,936	$34,302
Capital Expenditures
Flow Control	$5,920	$4,425	$4,128
Industrial Processing (j)	22,068	20,137	6,412
Material Handling	3,834	3,575	2,211
Corporate	28	62	20
	$31,850	$28,199	$12,771

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Geographical Information
Revenue (k):
United States	$448,600	$404,835	$328,456
China	81,458	85,500	82,121
Canada	73,183	87,951	79,426
Germany	43,036	45,994	37,178
Other	311,395	280,459	259,398
	$957,672	$904,739	$786,579
Long-lived Assets (l):
United States	$48,394	$47,483	$43,418
China (j)	24,380	15,834	6,613
Germany	20,953	22,437	25,188
Finland	19,958	8,942	7,347
Canada	9,136	8,344	8,460
Other	17,683	15,815	16,963
	$140,504	$118,855	$107,989
(a)Includes results from Clouth, which was acquired between July 19, 2021 and August 10, 2021 (see Note 2, Acquisitions).
(b)Includes results from Balemaster, which was acquired on August 23, 2021 (see Note 2, Acquisitions).
(c)Includes restructuring and impairment costs of $766,000, $568,000 and $980,000 in 2023, 2022 and 2021, respectively. Includes acquisition-related expenses of $254,000 and $6,191,000 in 2022 and 2021, respectively. Acquisition-related expenses include acquisition costs and amortization expense associated with acquired profit in inventory and backlog. Includes non-cash charges for the write-off of indemnification assets of $741,000 in 2022.
(d)Includes other income of $841,000, acquisition costs of $1,066,000, and relocation costs of $798,000 in 2023. Includes a gain on the sale of a facility of $20,190,000 (see Note 8, Gain on Sale and Other Items, Net), non-cash charges for the write-off of an indemnification asset of $575,000 and restructuring and impairment costs of $766,000 in 2022. Includes a gain on the sale of a building of $515,000 and acquisition-related expenses of $223,000 in 2021.
(e)Includes acquisition-related expenses of $376,000, $899,000 and $2,851,000 in 2023, 2022 and 2021, respectively. Includes a non-cash charge for the write-off of an indemnification asset of $126,000 in 2023.
(f)Primarily consists of general and administrative expenses.
(g)The Company does not allocate interest expense, net and other expense, net to its segments.
(h)Excludes all intercompany receivables or payables and investment in subsidiary balances.
(i)Primarily includes cash and cash equivalents, tax assets, ROU assets, and property, plant, and equipment, net.
(j)Includes capital expenditures of $7,424,000 and $10,379,000 in 2023 and 2022, respectively, related to the construction of a new manufacturing facility in China (see Note 8, Gain on Sale and Other Items, Net).
(k)Revenue is attributed to countries based on customer location.
(l)Represents property, plant, and equipment, net.

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
13.    Earnings per Share

Basic and diluted EPS were calculated as follows:

(In thousands, except per share amounts)	December 30, 2023	December 31, 2022	January 1, 2022
Net Income Attributable to Kadant	$116,069	$120,928	$84,043

Basic Weighted Average Shares	11,700	11,654	11,579
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	29	34	76
Diluted Weighted Average Shares	11,729	11,688	11,655

Basic Earnings per Share	$9.92	$10.38	$7.26
Diluted Earnings per Share	$9.90	$10.35	$7.21
The effect of outstanding and unvested RSUs of the Company's common stock totaling 17,100 shares in 2023, 7,500 shares in 2022, and 14,200 shares in 2021 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

14.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying consolidated balance sheet.
Changes in each component of AOCI, net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Gain (Loss) on Cash Flow Hedges	Total
Balance at December 31, 2022	$(54,488)	$(148)	$58	$(54,578)
Other comprehensive items before reclassifications	11,475	124	3	11,602
Reclassifications from AOCI	—	13	(99)	(86)
Net current period other comprehensive items	11,475	137	(96)	11,516
Balance at December 30, 2023	$(43,013)	$(11)	$(38)	$(43,062)

Amounts reclassified out of AOCI are as follows:

(In thousands)	December 30, 2023	December 31, 2022	January 1, 2022	Statement of Income Line Item
Retirement Benefit Plans
Recognized net actuarial loss	$(9)	$(36)	$(50)	Other expense, net
Amortization of prior service cost	(9)	(10)	(12)	Other expense, net
Total expense before income taxes	(18)	(46)	(62)
Income tax benefit	5	12	17	Provision for income taxes
	(13)	(34)	(45)
Cash Flow Hedges (a)
Interest rate swap agreements	136	(208)	(451)	Interest expense
Forward currency-exchange contracts	—	—	157	SG&A expense
Total income (expense) before income taxes	136	(208)	(294)
Income tax (provision) benefit	(37)	50	70	Provision for income taxes
	99	(158)	(224)
Total Reclassifications	$86	$(192)	$(269)
(a)See Note 10, Derivatives, for additional information.

Kadant Inc.	2023 Financial Statements
Notes to Consolidated Financial Statements
15.    Subsequent Events

Acquisitions
On January 1, 2024, the Company acquired Key Knife, Inc. and certain of its affiliates (collectively, Key Knife) pursuant to a securities purchase agreement dated December 22, 2023, for approximately $156,000,000 in cash, subject to certain customary adjustments. Key Knife is a global supplier of engineered knife systems for custom chipping, planing, and flaking solutions for wood products industries, with revenue of approximately $65,000,000 for the twelve months ended September 30, 2023 and 141 employees in the United States and Canada. Key Knife is part of the Company's Industrial Processing segment.
On January 24, 2024, the Company acquired all of the outstanding equity securities of KWS Manufacturing Company, Ltd. (KWS) for approximately $84,000,000 in cash, subject to certain customary adjustments. KWS is a leading manufacturer of conveying equipment for the bulk material handling industry, with revenue of approximately $45,000,000 for the twelve months ended September 30, 2023 and 165 employees in the United States. KWS is part of the Company's Material Handling segment.
The Company expects several synergies in connection with these acquisitions, including expansion of product sales into new markets by leveraging Key Knife's and KWS' existing presence, strengthening of relationships and sourcing efficiencies.
The excess of the purchase price for the acquisitions over the net assets acquired will be recorded as goodwill. The Company has not yet completed its preliminary assessment of the fair value of the assets acquired and liabilities assumed in these acquisitions, including the valuation of intangible assets and goodwill, due to the proximity of the acquisitions to the issuance of these consolidated financial statements. Accordingly and as permitted by ASC 805, Business Combinations, the Company is unable to provide further disclosures, including the allocation of the purchase price and pro forma financial information, for these acquisitions at this time.

Borrowings Under the Credit Agreement
In January 2024, the Company borrowed $230,000,000 in aggregate under its existing revolving credit facility, pursuant to the terms of the Credit Agreement, to fund the Key Knife and KWS acquisitions.