Form 10-Q
period 2024-03-30
KADANT INC
filed 2024-05-08
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 26, 2024, the registrant had 11,742,946 shares of common stock outstanding.

Kadant Inc.
Report on Form 10-Q
For the Quarterly Period Ended March 30, 2024

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	March 30, 2024	December 30, 2023
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$81,440	$103,832
Restricted cash	1,178	2,621
Accounts receivable, net of allowances of $4,419 and $4,090	149,586	133,929
Inventories	171,958	152,677
Contract assets	10,673	8,366
Other current assets	39,914	38,757
Total Current Assets	454,749	440,182
Property, Plant, and Equipment, net of accumulated depreciation of 135,032 and $132,846	170,834	140,504
Other Assets	50,095	43,609
Intangible Assets, Net (Notes 1 and 2)	273,831	159,286
Goodwill (Notes 1 and 2)	459,917	392,084
Total Assets	$1,409,426	$1,175,665

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$3,243	$3,209
Accounts payable	55,587	42,104
Accrued payroll and employee benefits	35,628	41,855
Customer deposits	65,536	62,641
Advanced billings	10,720	12,194
Other current liabilities	51,337	52,406
Total Current Liabilities	222,051	214,409
Long-Term Obligations (Note 6)	306,773	107,666
Long-Term Deferred Income Taxes	40,972	36,398
Other Long-Term Liabilities	44,862	40,952

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	122,253	124,940
Retained earnings	784,062	763,131
Treasury stock at cost, 2,881,213 and 2,915,978 shares	(70,601)	(71,453)
Accumulated other comprehensive items (Note 8)	(53,173)	(43,062)
Total Kadant Stockholders' Equity	782,687	773,702
Noncontrolling interests (Note 2)	12,081	2,538
Total Stockholders' Equity	794,768	776,240
Total Liabilities and Stockholders' Equity	$1,409,426	$1,175,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
(In thousands, except per share amounts)
Revenue (Notes 1 and 11)	$248,975	$229,758

Costs and Operating Expenses:
Cost of revenue	138,013	127,712
Selling, general, and administrative expenses	70,305	58,562
Research and development expenses	3,730	3,370
	212,048	189,644
Operating Income	36,927	40,114
Interest Income	611	299
Interest Expense	(4,669)	(2,370)
Other Expense, Net	(30)	(21)
Income Before Provision for Income Taxes	32,839	38,022
Provision for Income Taxes (Note 5)	7,854	9,763
Net Income	24,985	28,259
Net Income Attributable to Noncontrolling Interests	(296)	(184)
Net Income Attributable to Kadant	$24,689	$28,075

Earnings per Share Attributable to Kadant (Note 4)
Basic	$2.11	$2.40
Diluted	$2.10	$2.40

Weighted Average Shares (Note 4)
Basic	11,724	11,681
Diluted	11,744	11,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
(In thousands)
Net Income	$24,985	$28,259
Other Comprehensive Items:
Foreign currency translation adjustment	(10,222)	5,573
Post-retirement liability adjustments, net (net of tax of $— and $(2))	1	(6)
Deferred gain (loss) on cash flow hedges (net of tax of $13 and $(14))	38	(39)
Other comprehensive items	(10,183)	5,528
Comprehensive Income	14,802	33,787
Comprehensive Income Attributable to Noncontrolling Interests	(224)	(219)
Comprehensive Income Attributable to Kadant	$14,578	$33,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
(In thousands)
Operating Activities
Net income attributable to Kadant	$24,689	$28,075
Net income attributable to noncontrolling interests	296	184
Net income	24,985	28,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,739	8,446
Stock-based compensation expense	2,415	2,238
Provision for losses on accounts receivable	413	13
Other items, net	803	829
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,956)	517
Contract assets	(2,425)	2,637
Inventories	(6,721)	(13,997)
Other assets	609	1,293
Accounts payable	15,036	77
Customer deposits	(778)	11,114
Other liabilities	(15,289)	(4,560)
Net cash provided by operating activities	22,831	36,866

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(232,261)	—
Purchases of property, plant, and equipment	(6,271)	(4,469)
Proceeds from sale of property, plant, and equipment	1,269	32
Other investing activities	—	(30)
Net cash used in investing activities	(237,263)	(4,467)

Financing Activities
Proceeds from issuance of long-term obligations (Note 6)	234,000	—
Repayment of short- and long-term obligations	(33,450)	(20,761)
Tax withholding payments related to stock-based compensation	(5,855)	(3,897)
Dividends paid	(3,395)	(3,036)
Proceeds from issuance of Company common stock	1,605	—
Other financing activities	—	(63)
Net cash provided by (used in) financing activities	192,905	(27,757)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(2,308)	1,140

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(23,835)	5,782
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	106,453	79,725
Cash, Cash Equivalents, and Restricted Cash at End of Period	$82,618	$85,507

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended March 30, 2024
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 30, 2023	14,624,159	$146	$124,940	$763,131	2,915,978	$(71,453)	$(43,062)	$2,538	$776,240
Net income	—	—	—	24,689	—	—	—	296	24,985
Dividend declared – Common Stock, $0.32 per share	—	—	—	(3,758)	—	—	—	—	(3,758)
Activity under stock plans	—	—	(2,687)	—	(34,765)	852	—	—	(1,835)
Noncontrolling interests acquired (Note 2)	—	—	—	—	—	—	—	9,319	9,319
Other comprehensive items	—	—	—	—	—	—	(10,111)	(72)	(10,183)
Balance at March 30, 2024	14,624,159	$146	$122,253	$784,062	2,881,213	$(70,601)	$(53,173)	$12,081	$794,768

	Three Months Ended April 1, 2023
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	14,624,159	$146	$119,924	$660,644	2,949,997	$(72,287)	$(54,578)	$1,722	$655,571
Net income	—	—	—	28,075	—	—	—	184	28,259
Dividend declared – Common Stock, $0.29 per share	—	—	—	(3,394)	—	—	—	—	(3,394)
Activity under stock plans	—	—	(2,377)	—	(29,319)	718	—	—	(1,659)
Other comprehensive items	—	—	—	—	—	—	5,493	35	5,528
Balance at April 1, 2023	14,624,159	$146	$117,547	$685,325	2,920,678	$(71,569)	$(49,085)	$1,941	$684,305

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at March 30, 2024, its results of operations, comprehensive income, cash flows, and stockholders' equity for the three-month periods ended March 30, 2024 and April 1, 2023. Interim results are not necessarily indicative of results for a full year or for any other interim period.
The condensed consolidated balance sheet presented as of December 30, 2023 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (Annual Report). The condensed consolidated financial statements and related notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report.

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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the quarter ended March 30, 2024.

Supplemental Cash Flow Information

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Cash Paid for Interest	$4,484	$2,161
Cash Paid for Income Taxes, Net of Refunds	$7,313	$9,558

Non-Cash Investing Activities:
Fair value of assets acquired	$266,061	$—
Cash paid for businesses acquired	(238,306)	—
Liabilities assumed and noncontrolling interests acquired	$27,755	$—

Purchases of property, plant, and equipment in accounts payable	$1,342	$299

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$4,703	$4,246
Dividends declared but unpaid	$3,758	$3,394

Restricted Cash
The Company's restricted cash generally serves as collateral for bank guarantees associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business and for certain banker's acceptance drafts issued to vendors. The majority of these restrictions will expire over the next twelve months.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	March 30, 2024	April 1, 2023	December 30, 2023	December 31, 2022
Cash and cash equivalents	$81,440	$81,183	$103,832	$76,371
Restricted cash	1,178	4,324	2,621	3,354
Total Cash, Cash Equivalents, and Restricted Cash	$82,618	$85,507	$106,453	$79,725

Inventories
The components of inventories are as follows:

	March 30, 2024	December 30, 2023
(In thousands)
Raw Materials	$70,695	$66,738
Work in Process	41,180	32,147
Finished Goods (includes $3,581 and $5,182 at customer locations)	60,083	53,792
	$171,958	$152,677

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
March 30, 2024
Definite-Lived
Customer relationships	$318,271	$(113,072)	$(6,733)	$198,466
Product technology	82,276	(45,051)	(2,632)	34,593
Tradenames	14,489	(4,441)	(419)	9,629
Other	22,020	(18,589)	(616)	2,815
	437,056	(181,153)	(10,400)	245,503
Indefinite-Lived
Tradenames	29,059	—	(731)	28,328
Acquired Intangible Assets	$466,115	$(181,153)	$(11,131)	$273,831

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
December 30, 2023
Definite-Lived
Customer relationships	$218,959	$(108,519)	$(5,562)	$104,878
Product technology	67,576	(43,786)	(2,367)	21,423
Tradenames	7,039	(4,262)	(388)	2,389
Other	20,320	(17,715)	(604)	2,001
	313,894	(174,282)	(8,921)	130,691
Indefinite-Lived
Tradenames	29,059	—	(464)	28,595
Acquired Intangible Assets	$342,953	$(174,282)	$(9,385)	$159,286

Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Intangible assets associated with the Company's 2024 acquisitions totaled $123,150,000, which primarily related to customer relationships and product technology. See Note 2, Acquisitions, for further details.
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 30, 2023
Gross balance	$120,782	$212,732	$144,108	$477,622
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	120,782	127,194	144,108	392,084
2024 Activity
Acquisitions (Note 2)	—	34,058	38,468	72,526
Fair value adjustment	—	(22)	—	(22)
Currency translation	(1,792)	(1,911)	(968)	(4,671)
Total 2024 activity	(1,792)	32,125	37,500	67,833
Balance at March 30, 2024
Gross balance	118,990	244,857	181,608	545,455
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$118,990	$159,319	$181,608	$459,917

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Balance at Beginning of Year	$8,154	$7,283
Provision charged to expense	1,069	1,425
Usage	(724)	(1,068)
Acquisitions	475	—
Currency translation	(150)	87
Balance at End of Period	$8,824	$7,727

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
The following table presents revenue by revenue recognition method:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023
Point in Time	$216,493	$204,239
Over Time	32,482	25,519
	$248,975	$229,758

The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023
Revenue by Product Type:
Parts and consumables	$171,130	$151,563
Capital	77,845	78,195
	$248,975	$229,758
Revenue by Geography (based on customer location):
North America	$156,491	$132,453
Europe	55,787	54,157
Asia	22,554	27,770
Rest of world	14,143	15,378
	$248,975	$229,758

See Note 11, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents contract balances from contracts with customers:

	March 30, 2024	December 30, 2023
(In thousands)
Contract Assets	$10,673	$8,366
Contract Liabilities	$78,856	$79,397

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
The Company recognized revenue of $33,666,000 in the first quarter of 2024 and $27,016,000 in the first quarter of 2023 that was included in the contract liabilities balance at the beginning of 2024 and 2023, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital equipment contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations was $37,026,000 as of March 30, 2024. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 88% of which is expected to occur within the next twelve months and the remaining 12% thereafter.

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $6,723,000 at March 30, 2024 and $10,826,000 at December 30, 2023, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Income Taxes
In accordance with Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740), the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which these differences are expected to reverse. A tax valuation allowance is established, as needed, to reduce deferred tax assets to the amount expected to be realized. In the period in which it becomes more likely than not that some or all of the deferred tax assets will be realized, the valuation allowance will be adjusted.
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At March 30, 2024, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). In November 2023, the FASB issued ASU No. 2023-07, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Under this ASU, a company is required to enhance its segment disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. This ASU is effective for the Company's fiscal year ending December 28, 2024, and interim periods beginning in fiscal 2025, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.
Income Taxes - Improvements to Income Tax Disclosures (Topic 740). In December 2023, the FASB issued ASU No. 2023-09, to improve income tax disclosure requirements, primarily through enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This ASU is effective for fiscal 2025, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.

2.    Acquisitions

The Company’s acquisitions have been accounted for using the acquisition method of accounting and the results of the acquired businesses are included in its condensed consolidated financial statements from the date of acquisition. Historically, acquisitions have been made at prices above the fair value of identifiable net assets, resulting in goodwill. Acquisition costs were $1,124,000 in the first quarter of 2024 and are included in selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company expects several synergies in connection with the acquisitions described below, including expansion of product sales into new markets by leveraging its global sales network and relationships, broadening its product portfolio, and strengthening its position in the wood processing and material handling markets. The Company funded the acquisitions primarily through borrowings under its revolving credit facility.

Key Knife, Inc.
On January 1, 2024, the Company acquired Key Knife Inc. and certain of its affiliates (collectively, Key Knife) pursuant to a securities purchase agreement dated December 22, 2023, for $153,386,000, net of cash acquired. The Company paid $156,925,000 at closing and $2,372,000 as a post-closing adjustment in the second quarter of 2024. Key Knife is a global supplier of engineered knife systems for custom chipping, planing, and flaking solutions for wood products industries, with revenue of approximately $65,000,000 for the twelve months ended September 30, 2023, and is part of the Company's Industrial Processing segment. Goodwill from the Key Knife acquisition was $34,058,000, of which $27,682,000 is expected to be deductible for tax purposes over 15 years. In addition, intangible assets acquired were $94,550,000, of which $79,600,000 is expected to be deductible for tax purposes over 15 years.
As part of the acquisition, the Company acquired a 45% interest in two of Key Knife's subsidiaries, increasing its noncontrolling interest liability by $9,319,000 based on the income valuation approach. Under a put and purchase option as outlined in the securities purchase agreement, the seller can demand the Company purchase, or the Company can demand that the seller sell to the Company, the remaining interest in these subsidiaries at any time after December 31, 2027. The purchase price would be based on a total enterprise value as defined in the original purchase agreement.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

KWS Manufacturing Company, Ltd.
On January 24, 2024, the Company acquired all of the outstanding equity securities of KWS Manufacturing Company, Ltd. (KWS) for $81,247,000, subject to a post-closing adjustment. The Company paid $81,009,000 at closing and assumed a $238,000 overdraft. KWS is a leading manufacturer of conveying equipment for the bulk material handling industry, with revenue of approximately $45,000,000 for the twelve months ended September 30, 2023, and is part of the Company's Material Handling segment. Goodwill from the KWS acquisition was $38,468,000 and intangibles assets were $28,600,000, both of which are expected to be fully deductible for tax purposes over 15 years.

Purchase Price Allocation
The following table summarizes the aggregate estimated fair values of the net assets and noncontrolling interests acquired and purchase price for the Key Knife and KWS acquisitions:

(In thousands)	Total
Cash and Cash Equivalents	$5,673
Accounts Receivable	10,021
Inventories	15,156
Other Current Assets	1,132
Property, Plant, and Equipment	33,648
Other Assets	4,755
Definite-Lived Intangible Assets
Customer relationships	99,300
Product technology	14,700
Tradenames	7,450
Acquired backlog	1,700
Goodwill	72,526
Total assets acquired	266,061

Accounts Payable	2,263
Customer Deposits	2,877
Other Current Liabilities	4,470
Long-Term Deferred Income Taxes	4,292
Other Long-Term Liabilities	4,534
Total liabilities assumed	18,436
Noncontrolling interests acquired	9,319
Net assets and noncontrolling interests acquired	$238,306

Purchase Price:
Cash Paid at Closing	$237,934
Post-closing Adjustments	372
$238,306
The final purchase accounting and purchase price allocations remain subject to change as the Company continues to refine its preliminary valuation of certain acquired assets and liabilities assumed and the valuation of acquired intangibles, which may result in adjustments to the assets and liabilities, including goodwill.
For the quarter ended March 30, 2024, the acquisitions had aggregate revenue of $24,296,000 and a net operating loss of $315,000 from the dates of acquisition, including amortization expense of $3,130,000 associated with acquired profit in inventory and backlog.
The weighted-average amortization period for the definite-lived intangible assets related to the 2024 acquisitions is 18 years, including weighted-average amortization periods of 19 years for customer relationships, 12 years for product technology, and 17 years for tradenames.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unaudited Supplemental Pro Forma Information
Had the acquisitions of Key Knife and KWS been completed as of the beginning of 2023, the Company’s pro forma results of operations for the quarters ended March 30, 2024 and April 1, 2023 would have been as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
(In thousands, except per share amounts)
Revenue	$251,640	$257,391
Net Income Attributable to Kadant	$27,310	$24,824
Earnings per Share Attributable to Kadant
Basic	$2.33	$2.13
Diluted	$2.33	$2.12
The historical consolidated pro forma financial information of the Company, Key Knife and KWS above has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisition and related financing arrangements, (ii) expected to have a continuing impact on the Company, and (iii) factually supportable.
Pro forma results include the following non-recurring pro forma adjustments:
•Pre-tax charge to cost of revenue of $2,331,000 in 2023 and reversal in 2024, for the sale of inventory revalued at the date of acquisition.
•Pre-tax charge to SG&A expenses of $1,923,000 in 2023 and reversal in 2024, for acquisition costs and intangible asset amortization related to acquired backlog.
•Estimated tax effects related to the pro forma adjustments.
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisitions occurred as of the beginning of 2023, or that may result in the future.

3.    Restructuring Costs

The Company initiated a restructuring plan within its Flow Control segment in the third quarter of 2023 to consolidate a small manufacturing operation into a larger facility in Germany. As part of this restructuring plan, the Company incurred restructuring and impairment costs totaling $400,000, including severance costs of $335,000 for the termination of 10 employees, facility and other closure costs of $29,000, and asset write-downs of $36,000.
The Company also incurred restructuring costs within its Flow Control segment of $366,000 in the fourth quarter of 2023 related to the termination of a contract at one of its operations in Germany.
A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Severance Costs	Contract Termination Costs	Total
2023 Restructuring Plans
Balance at December 30, 2023	$201	$313	$514
Usage	(196)	(183)	(379)
Currency translation	(5)	(8)	(13)
Balance at March 30, 2024	$—	$122	$122
The remaining accrued restructuring costs are expected to be paid by the end of the second quarter of 2024.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
(In thousands, except per share amounts)
Net Income Attributable to Kadant	$24,689	$28,075

Basic Weighted Average Shares	11,724	11,681
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	20	13
Diluted Weighted Average Shares	11,744	11,694

Basic Earnings per Share	$2.11	$2.40

Diluted Earnings per Share	$2.10	$2.40

The effect of outstanding and unvested restricted stock units (RSUs) of the Company’s common stock totaling 33,000 shares in the first quarter of 2024 and 38,000 shares in the first quarter of 2023 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

5.    Provision for Income Taxes

The provision for income taxes was $7,854,000 in the first quarter of 2024 and $9,763,000 in the first quarter of 2023.
The effective tax rate of 24% in the first quarter of 2024 was higher than the Company’s statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company’s worldwide earnings, state taxes, the cost of repatriating the earnings of certain foreign subsidiaries, and tax expense associated with the Global Intangible Low-Taxed Income provisions. These items were offset in part by net excess income tax benefits from stock-based compensation arrangements, foreign tax credits, and a tax benefit associated with a foreign exchange loss recognized upon the Company’s repatriation of certain previously taxed foreign earnings.
The effective tax rate of 26% in the first quarter of 2023 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, nondeductible expenses, and state taxes, offset in part by net excess income tax benefits from stock-based compensation arrangements.

6.    Long-Term Obligations

Long-term obligations are as follows:

	March 30, 2024	December 30, 2023
(In thousands)
Revolving Credit Facility, due 2027	$297,884	$98,761
Senior Promissory Notes, due 2024 to 2028	8,330	8,330
Finance Leases, due 2024 to 2029	1,992	1,789
Other Borrowings, due 2024 to 2028	1,810	1,995
Total	310,016	110,875
Less: Current Maturities of Long-Term Obligations	(3,243)	(3,209)
Long-Term Obligations	$306,773	$107,666

See Note 10, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
The Company's unsecured multi-currency revolving credit facility, originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on November 30, 2027 and has a borrowing capacity of

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Obligations under the Credit Agreement, which includes customary events of default under such financing arrangements, may be accelerated upon the occurrence of an event of default. In addition, the Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to maintain a maximum consolidated leverage ratio of 3.75 to 1.00, or, if the Company elects, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, 4.25 to 1.00, and limitations on making certain restricted payments (including dividends and stock repurchases).
Loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company.
During the first quarter of 2024, the Company borrowed an aggregate of $234,000,000 under the Credit Agreement, which was primarily used to fund the Company's acquisitions of Key Knife and KWS. See Note 2, Acquisitions, for further details. As of March 30, 2024, the outstanding balance under the Credit Agreement was $297,884,000, which included $73,884,000 of euro-denominated borrowings. The Company had $101,664,000 of borrowing capacity available as of March 30, 2024, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 6.04% as of March 30, 2024 and 5.24% as of year-end 2023.

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

Debt Compliance
As of March 30, 2024, the Company was in compliance with the covenants related to its debt obligations.

7.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,415,000 in the first quarter of 2024 and $2,238,000 in the first quarter of 2023 within SG&A expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $15,745,000 at March 30, 2024, which will be recognized over a weighted average period of 2.1 years.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance-based RSUs
On March 6, 2024, the Company granted performance-based RSUs to certain of its officers, which represented, in aggregate, the right to receive 18,643 shares (target RSU amount), with an aggregate grant date fair value of $5,917,000. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the fiscal year, which is a specified target for adjusted earnings before interest, taxes, depreciation, and amortization (target adjusted EBITDA) generated from operations for the fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the target RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the target RSU amount. Actual adjusted EBITDA in excess of 115% results in an adjustment capped at 150% of the target RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2024 fiscal year, these performance-based RSUs will be forfeited. The Company recognizes compensation expense based on the probable number of performance-based RSUs expected to vest. Following the adjustment, the performance-based RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2025, 2026, and 2027, provided that the officer is employed by the Company on the applicable vesting dates.

Time-based RSUs
On March 6, 2024, the Company granted time-based RSUs representing 14,109 shares to certain of its officers and employees with an aggregate grant date fair value of $4,461,000. These time-based RSUs vest in three equal annual installments on March 10 of 2025, 2026, and 2027, provided that a recipient is employed by the Company on the applicable vesting dates.

8.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at December 30, 2023	$(43,013)	$(11)	$(38)	$(43,062)
Other comprehensive items before reclassifications	(10,150)	3	—	(10,147)
Reclassifications from AOCI	—	(2)	38	36
Net current period other comprehensive items	(10,150)	1	38	(10,111)
Balance at March 30, 2024	$(53,163)	$(10)	$—	$(53,173)

9.    Derivatives

The Company uses forward currency-exchange contracts that generally have maturities of twelve months or less to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result from assets and liabilities that are denominated in currencies other than the functional currencies of the Company's subsidiaries.
Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges and unrecognized gains and losses are recorded to AOCI, net of tax. Deferred gains and losses are recognized in the statement of income in the period in which the underlying transaction occurs. The fair values of forward currency-exchange contracts that are designated as fair value hedges and forward currency-exchange contracts that are not designated as hedges are recognized currently in earnings. Gains and losses reported within SG&A expenses in the accompanying condensed consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material for the three-month periods ended March 30, 2024 and April 1, 2023.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		March 30, 2024		December 30, 2023
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$—	$—	$(51)	$430

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$8	$701
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(13)	$880	$—	$—
(a) See Note 10, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b) The 2024 notional amounts are indicative of the level of the Company's recurring derivative activity.

The following table summarizes the activity in AOCI associated with the Company's foreign currency exchange contract designated as a cash flow hedge as of and for the three months ended March 30, 2024:

(In thousands)	Total
Unrealized Loss, Net of Tax, at December 30, 2023	$(38)
Loss recognized in AOCI	38
Unrealized Loss, Net of Tax, at March 30, 2024	$—

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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of March 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$9,032	$—	$—	$9,032
Banker's acceptance drafts (a)	$—	$6,723	$—	$6,723
Liabilities:
Forward currency-exchange contracts	$—	$13	$—	$13

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first quarter of 2024. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	March 30, 2024		December 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$297,884	$297,884	$98,761	$98,761
Senior promissory notes	8,330	8,252	8,330	8,182
Other	1,810	1,810	1,995	1,995
	$308,024	$307,946	$109,086	$108,938

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

11.    Business Segment Information

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
•Industrial Processing – Equipment, machinery, and technologies used to process recycled paper and timber for the packaging, tissue, wood products and alternative fuel industries, among others. The Company's primary products include stock-preparation systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers and custom engineered knife systems. In addition, the Company provides industrial automation and digitization solutions to process industries.
•Material Handling – Products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the aggregates, mining, food, and waste management industries, among others. The Company's primary products include conveying and vibratory equipment and balers. In addition, the Company

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
manufactures and sells biodegradable, absorbent granules used as carriers in agricultural applications and for oil and grease absorption.
The following table presents financial information for the Company's reportable operating segments and includes the results of Key Knife, acquired on January 1, 2024, within the Industrial Processing segment, and the results of KWS, acquired on January 24, 2024, within the Material Handling segment. See Note 2, Acquisitions, for further details.

	Three Months Ended
	March 30,	April 1,
(In thousands)	2024	2023
Revenue
Flow Control	$86,682	$89,521
Industrial Processing	105,861	83,542
Material Handling	56,432	56,695
	$248,975	$229,758

Income Before Provision for Income Taxes
Flow Control	$21,710	$24,189
Industrial Processing (a)	19,999	15,967
Material Handling (b)	5,541	9,287
Corporate (c)	(10,323)	(9,329)
Total operating income	36,927	40,114
Interest expense, net (d)	(4,058)	(2,071)
Other expense, net (d)	(30)	(21)
	$32,839	$38,022

Capital Expenditures
Flow Control	$1,874	$1,404
Industrial Processing	2,883	2,579
Material Handling	1,506	462
Corporate	8	24
	$6,271	$4,469

	March 30,	December 30,
(In thousands)	2024	2023
Total Assets
Flow Control	$383,516	$391,719
Industrial Processing	606,803	443,189
Material Handling	409,005	326,226
Corporate	10,102	14,531
	$1,409,426	$1,175,665
(a)Includes acquisition-related costs of $1,890,000 in 2024, including acquisition costs of $599,000 and amortization expense associated with acquired profit in inventory of $1,291,000.
(b)Includes acquisition-related costs of $2,364,000 in 2024, including acquisition costs of $525,000 and amortization expense associated with acquired profit in inventory and backlog of $1,839,000.
(c)Represents general and administrative expenses.
(d)The Company does not allocate interest expense, net and other expense, net to its segments.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $4,524,000 at March 30, 2024 and $9,090,000 at December 30, 2023 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully Risk Factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (Annual Report) and as may be further amended and/or restated in subsequent filings with the SEC.

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
•Industrial Processing – Equipment, machinery, and technologies used to process recycled paper and timber for the packaging, tissue, wood products, and alternative fuel industries, among others. Our primary products include stock-preparation systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers and custom engineered knife systems. In addition, we provide industrial automation and digitization solutions to process industries.
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

Industry and Business Overview
Our consolidated bookings decreased 10% to $248.4 million in the first quarter of 2024 compared to unprecedented record bookings in the first quarter of 2023, but increased 14% compared to the fourth quarter of 2023, including an 11% increase from acquisitions and strong demand for our parts and consumables products across all segments. We expect the strong demand for aftermarket products to continue contributing to higher bookings in 2024 compared to the prior year. Stable demand for our capital equipment is expected to continue in North America, but strengthen during the year in Europe and Asia

KADANT INC.

following a period of constrained capital spending. We have a healthy level of quote activity, but economic uncertainty as well as funding challenges in certain locations has lengthened the timing for securing capital orders.
An overview of our business by segment is as follows:
•Flow Control – Our Flow Control segment bookings increased 11% sequentially compared to the fourth quarter of 2023. Increased demand in North America was driven by anticipated spring maintenance requirements. In Europe, despite sequentially higher bookings in the first quarter, there is continued uncertainty in the end markets we serve primarily due to geopolitical tensions and weak macroeconomic conditions. Overall, many of the end markets in our Flow Control segment remain strong despite the general sluggishness in the manufacturing sector, and we expect bookings to remain stable during the remainder of 2024 and consistent with the levels achieved in 2023.
•Industrial Processing – Our Industrial Processing segment bookings increased 7% sequentially. This included an 18% increase from acquisitions, partially offset by weaker demand for our capital equipment products at our wood processing and stock-preparation businesses. Higher interest rates have contributed to a decrease in new construction activity in North America depressing demand for lumber and oriented strand board (OSB). An uptick in remodeling is expected later in 2024, which would increase demand for lumber and OSB. We had sequentially higher aftermarket parts bookings at our stock-preparation business, but weaker capital equipment bookings driven by sluggish market conditions and consolidation activity within our customer base, which has caused producers to delay new investment decisions. While there is still a healthy level of quote activity for large capital projects in our Industrial Processing segment, there has been an increase in quote-to-order times. We expect higher annual bookings in our Industrial Processing segment in 2024, especially for our parts and consumables products.
•Material Handling – Our Material Handling segment bookings increased 32% sequentially and 15% excluding the impact of an acquisition. The 15% increase was led by our conveying and vibratory business due to planned expenditures by our customers for large underground mining projects. In addition, there is increased demand from customers in the aggregates industry related to new infrastructure projects. We anticipate steady demand at our baling business for the remainder of 2024 due in part to government initiatives aimed at stimulating capital investment. We expect contributions from our recent acquisition will lead to higher bookings in our Material Handling segment in 2024 compared to the prior year.

Our global operations have been and continue to be impacted by complex market conditions fueled by inflationary pressures, geopolitical tensions, labor availability and softening markets. While the U.S economy has proven more resilient than predicted, growth in the European economy has slowed due to high interest rates and elevated inflation, and China's manufacturing activity has contracted. We expect our operating environment to continue to be challenging, which creates continued uncertainty for 2024. However, we believe that the fundamentals of our business remain strong, particularly given our solid market position in key product lines, solid global operations teams, and long-term strength of our end markets. In addition, we see growth opportunities from proposed and adopted legislation in the U.S. and abroad aimed at fueling investment, including those targeting environmental initiatives.
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

KADANT INC.

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
On January 1, 2024, we acquired Key Knife, Inc. and certain of its affiliates (collectively, Key Knife) for $153.4 million, net of cash acquired. Key Knife is a global supplier of engineered knife systems for custom chipping, planing, and flaking solutions for wood products industries, with revenue of approximately $65.0 million for the twelve months ended September 30, 2023, and is part of our Industrial Processing segment. As part of the Key Knife acquisition, we acquired a 45% interest in two of Key Knife's subsidiaries, increasing our noncontrolling interest liability by $9.3 million.
On January 24, 2024, we acquired KWS Manufacturing Company, Ltd. (KWS) for $81.2 million, subject to a post-closing adjustment. KWS is a leading manufacturer of conveying equipment for the bulk material handling industry, with revenue of approximately $45.0 million for the twelve months ended September 30, 2023, and is part of our Material Handling segment.
We funded these acquisitions primarily through borrowings under our revolving credit facility. We expect several synergies in connection with the acquisitions, including expansion of product sales into new markets by leveraging our global sales network and relationships, broadening our product portfolio, and strengthening our position in the wood processing and material handling markets.
See Note 2, Acquisitions, in the accompanying condensed consolidated financial statements for further details.

Results of Operations

First Quarter 2024 Compared With First Quarter 2023

Revenue
The following table presents the change in revenue by segment between the first quarters of 2024 and 2023, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by segment in the first quarters of 2024 and 2023 is as follows:

	Three Months Ended		Increase (Decrease)		Currency Translation	Acquisitions	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	March 30, 2024	April 1, 2023		% Change			Increase (Decrease)	% Change
Flow Control	$86,682	$89,521	$(2,839)	(3)%	$734	$—	$(3,573)	(4)%
Industrial Processing	105,861	83,542	22,319	27%	(107)	16,601	5,825	7%
Material Handling	56,432	56,695	(263)	—%	201	7,762	(8,226)	(15)%
Consolidated	$248,975	$229,758	$19,217	8%	$828	$24,363	$(5,974)	(3)%

Consolidated revenue increased 8% in the first quarter of 2024 and organic revenue decreased 3% largely due to weaker demand for our capital equipment products at our Material Handling segment, partially offset by stronger demand at our Industrial Processing segment. From a regional perspective, the majority of the decrease in organic revenue was driven by softening demand in Europe and China due to weak macroeconomic conditions.
Revenue at our Flow Control segment decreased 3% and organic revenue decreased 4% in the first quarter of 2024 due to decreased demand in Europe and China reflecting the challenging market conditions and slowdown in manufacturing activity. This decrease was partially offset by higher demand for our capital equipment products in North America driven by continued strength in the U.S. economy and underlying packaging industry.
Revenue at our Industrial Processing segment increased 27% in the first quarter of 2024, including a 20% increase from acquisitions. Organic revenue increased 7% in the first quarter of 2024 primarily due to increased demand for our capital

KADANT INC.

equipment products, especially at our stock-preparation business in China following a slowdown in manufacturing activity when mills were focusing on installing and optimizing capital equipment purchased in prior periods. In addition, we experienced higher demand for our capital equipment products at our wood processing businesses in North America where the U.S. economy and housing market continued to demonstrate resiliency against inflationary pressures.
Revenue at our Material Handling segment remained flat in the first quarter of 2024, while organic revenue decreased 15% driven by weaker demand at our baling business. In Europe, while the requests for proposals are high, customers are more cautious given the weaker economic environment, which has resulted in a lengthening of quote-to-order times. In North America, a decrease in capital equipment revenue was due in part to customer-requested shipping delays at our baling business from the first to the second quarter of 2024. In addition, several large projects in the first quarter of 2023 at our conveying and vibratory business in North America resulted in comparatively lower revenue in the first quarter of 2024.
Gross Profit Margin
Gross profit margin by segment in the first quarters of 2024 and 2023 is as follows:

	Three Months Ended		Basis Point Change
	March 30, 2024	April 1, 2023
Flow Control	53.9%	53.3%	60	bps
Industrial Processing	41.7%	40.6%	110	bps
Material Handling	35.6%	36.1%	(50)	bps
Consolidated	44.6%	44.4%	20	bps

Consolidated gross profit margin increased to 44.6% in the first quarter of 2024 compared with 44.4% in the first quarter of 2023 due to a larger proportion of higher-margin parts and consumables revenue and higher margins achieved on our capital equipment products especially at our Flow Control segment. This increase was partially offset by the inclusion of $2.3 million of amortization expense related to acquired profit in inventory, which lowered consolidated gross profit margin in 2024 by 0.9 percentage points.
Within our operating segments, gross profit margin:
•Increased to 53.9% at our Flow Control segment from 53.3% in the 2023 period primarily due to higher margins achieved on our capital equipment products.
•Increased to 41.7% at our Industrial Processing segment from 40.6% in the 2023 period due to higher margins achieved on our parts and consumables products, as well as a higher proportion of parts and consumables revenue. These increases were partially offset by the inclusion of $1.3 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 1.2 percentage points.
•Decreased to 35.6% at our Material Handling segment from 36.1% in the 2023 period due to the inclusion of $1.0 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 1.8 percentage points. This decrease was partially offset by a larger proportion of higher-margin parts and consumables revenue.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the first quarters of 2024 and 2023 is as follows:

	Three Months Ended
(In thousands, except percentages)	March 30, 2024	April 1, 2023	Increase	% Change
Flow Control	$23,424	$22,217	$1,207	5%
Industrial Processing	22,518	16,298	6,220	38%
Material Handling	14,040	10,719	3,321	31%
Corporate	10,323	9,328	995	11%
Consolidated	$70,305	$58,562	$11,743	20%
Consolidated as a Percentage of Revenue	28%	25%
Consolidated SG&A expenses as a percentage of revenue increased to 28% in 2024 from 25% in 2023. Consolidated SG&A expenses increased $11.7 million, or 20%, primarily due to the inclusion of $7.3 million of SG&A expenses from

KADANT INC.

acquisitions and an incremental $1.9 million of acquisition-related costs. Acquisition-related costs included in SG&A consist of acquisition costs and amortization expense associated with acquired backlog.
Within our operating segments, SG&A expenses:
•Increased $1.2 million at our Flow Control segment principally due to increased incentive compensation, higher bad debt expense, an indemnification asset reversal of $0.2 million, and an unfavorable effect of foreign currency translation of $0.2 million.
•Increased $6.2 million at our Industrial Processing segment due to the inclusion of $5.1 million of SG&A expenses from acquisitions, $0.6 million of acquisition-related costs and increased compensation expense.
•Increased $3.3 million at our Material Handling segment principally due to the inclusion of $2.2 million of SG&A expenses from an acquisition and $1.3 million of acquisition-related costs.
•Increased $1.0 million at Corporate due to increased consulting costs and incentive compensation expense.

Interest Expense
Interest expense increased to $4.7 million in the first quarter of 2024 from $2.4 million in the first quarter of 2023 due to increased borrowings under our revolving credit facility, which were primarily used to fund our acquisitions and, to a lesser extent, a higher weighted-average interest rate. We expect interest expense will increase significantly in 2024 compared to 2023 as a result of these borrowings.

Provision for Income Taxes
Provision for income taxes decreased to $7.9 million in the first quarter of 2024 from $9.8 million in the first quarter of 2023.
The effective tax rate of 24% in the first quarter of 2024 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, the cost of repatriating the earnings of certain foreign subsidiaries, and tax expense associated with the Global Intangible Low-Taxed Income provisions. These items were offset in part by net excess income tax benefits from stock-based compensation arrangements, foreign tax credits, and a tax benefit associated with a foreign exchange loss recognized upon our repatriation of certain previously taxed foreign earnings.
The effective tax rate of 26% in the first quarter of 2023 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and state taxes, offset in part by net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income decreased to $25.0 million in the first quarter of 2024 from $28.3 million in the first quarter of 2023 primarily due to a $3.2 million decrease in operating income and a $2.3 million increase in interest expense, offset in part by a $1.9 million decrease in provision for income taxes (see discussions above for further details).

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
We use organic revenue in order to understand our trends and to forecast and evaluate our financial performance and compare revenue to prior periods (see discussion in Revenue above). Adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin exclude acquisition costs, amortization expense related to acquired profit in inventory and backlog, and other income or expense, as indicated. These items are excluded as they are not indicative of our core operating results and are not comparable to other periods, which have differing levels of incremental costs, expenditures or income, or none at all. Additionally, we use free cash flow in order to provide insight on our ability to generate cash for acquisitions and debt repayments, as well as for other investing and financing activities.
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
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin is as follows:

	Three Months Ended
(In thousands, except percentages)	March 30, 2024	April 1, 2023
Net Income Attributable to Kadant	$24,689	$28,075
Net Income Attributable to Noncontrolling Interests	296	184
Provision for Income Taxes	7,854	9,763
Interest Expense, Net	4,058	2,071
Other Expense, Net	30	21
Operating Income	36,927	40,114
Acquisition Costs	1,124	—
Indemnification Asset Reversals, Net (a)	90	—
Acquired Backlog Amortization (b)	799	—
Acquired Profit in Inventory Amortization (c)	2,331	—
Adjusted Operating Income (non-GAAP measure)	41,271	40,114
Depreciation and Amortization	10,940	8,446
Adjusted EBITDA (non-GAAP measure)	$52,211	$48,560
Adjusted EBITDA Margin (non-GAAP measure)	21.0%	21.1%

(a) Represents net indemnification asset reversal related to the release of tax reserves associated with uncertain tax positions.
(b) Represents intangible amortization expense associated with acquired backlog.
(c) Represents amortization expense within cost of revenue associated with acquired profit in inventory.

A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Cash Provided by Operating Activities	$22,831	$36,866
Capital Expenditures	(6,271)	(4,469)
Free Cash Flow (non-GAAP measure)	$16,560	$32,397

Liquidity and Capital Resources

Consolidated working capital was $232.7 million at March 30, 2024, compared with $225.8 million at December 30, 2023. Cash and cash equivalents were $81.4 million at March 30, 2024, compared with $103.8 million at December 30, 2023, which included cash and cash equivalents held by our foreign subsidiaries of $71.1 million at March 30, 2024 and $94.6 million at December 30, 2023.

KADANT INC.

Cash Flows
Cash flow information in the first quarters of 2024 and 2023 is as follows:

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Net Cash Provided by Operating Activities	$22,831	$36,866
Net Cash Used in Investing Activities	(237,263)	(4,467)
Net Cash Provided by (Used in) Financing Activities	192,905	(27,757)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(2,308)	1,140
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(23,835)	$5,782

Operating Activities
Cash provided by operating activities decreased to $22.8 million in the first quarter of 2024 from $36.9 million in the first quarter of 2023 primarily due to an increase in cash used for working capital. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
Significant cash outflows associated with working capital in the first quarter of 2024 related to other liabilities, accounts receivable, and inventory. Decreases in other liabilities used cash of $15.3 million primarily related to incentive compensation payments. Increases in accounts receivable used cash of $8.0 million mostly due to the timing of payments and purchases of inventory used cash of $6.7 million. These uses of cash were offset in part by cash provided by an increase in accounts payable of $15.0 million related to inventory purchases and the timing of payments.
Significant cash outflows associated with working capital in the first quarter of 2023 related to inventory. Increases in inventory used cash of $14.0 million primarily related to capital equipment orders that shipped throughout 2023. This use of cash was offset in part by $11.1 million of cash provided by customer deposits.

Investing Activities
Cash used in investing activities was $237.3 million in the first quarter of 2024, compared with $4.5 million in the first quarter of 2023. Consideration paid for acquisitions, net of cash acquired, was $232.3 million in the first quarter of 2024. Additionally, cash used in investing activities included capital expenditures of $6.3 million in the first quarter of 2024 and $4.5 million in the first quarter of 2023.

Financing Activities
Cash provided by financing activities was $192.9 million in the first quarter of 2024, compared with cash used in financing activities of $27.8 million in the first quarter of 2023. Borrowings under our revolving credit facility were $234.0 million in 2024, including $230.0 million to fund acquisitions. Repayments of short- and long-term obligations were $33.5 million in 2024 compared to $20.8 million in 2023. Cash dividends paid to stockholders were $3.4 million in 2024 and $3.0 million in 2023. In addition, taxes paid related to the vesting of equity awards were $5.9 million in 2024 compared to $3.9 million in 2023.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $2.3 million decrease in cash, cash equivalents, and restricted cash in the first quarter of 2024 related to exchange rates was primarily attributable to the strengthening of the U.S. dollar against the euro, the Canadian dollar, the Chinese renminbi and Swedish krona. The $1.1 million increase in cash, cash equivalents, and restricted cash in the first quarter of 2023 was primarily attributable to the weakening of the U.S. dollar against the euro, and to a lesser extent, the Mexican peso and the Chinese renminbi.

KADANT INC.

Borrowing Capacity and Debt Obligations
Our unsecured multi-currency revolving credit facility originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on November 30, 2027 and has a total borrowing capacity of $400.0 million.
In the first quarter of 2024, we borrowed $234.0 million under our revolving credit facility, which was primarily used to fund our acquisitions of Key Knife and KWS, and will result in significantly higher interest payments in 2024 compared to 2023.
As of March 30, 2024, our outstanding balance under the Credit Agreement was $297.9 million, which included $73.9 million of euro-denominated borrowings, and we had $101.7 million of available borrowing capacity, in addition to a $200.0 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25. As of March 30, 2024, our leverage ratio was 1.12 and we were in compliance with our debt covenants. See Note 6, Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 18, 2023, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 18, 2023 to May 18, 2024. We have not repurchased any shares of our common stock under this authorization.
We paid cash dividends of $3.4 million in the first quarter of 2024. On March 6, 2024, we declared a quarterly cash dividend of $0.32 per share totaling $3.8 million that was paid on May 8, 2024. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $23.0 to $25.0 million during the remainder of 2024 for property, plant, and equipment.
As of March 30, 2024, we had approximately $270.8 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $205.0 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first quarter of 2024, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $3.4 million.
We believe that existing cash and cash equivalents, along with future cash generated from operations, our existing borrowing capacity, and continued access to debt markets, will be sufficient to meet the capital requirements of our operations for the next 12 months and the foreseeable future.

Application of Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management evaluates its estimates on an ongoing basis based on historical experience, current economic and market conditions, and other assumptions management believes are reasonable. We believe that our most critical accounting policies which are significant to our consolidated financial statements, and which involve the most complex or subjective decisions or assessments, are those described in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Application of Critical Accounting Estimates in Part II, Item 7, of our Annual Report. There have been no material changes to these critical accounting policies since the end of fiscal 2023 that warrant disclosure.

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

KADANT INC.

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2024. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that as of March 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors
Careful consideration should be given to the factors discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which could materially affect our business, financial condition or future results, in addition to the information set forth in this Quarterly Report on Form 10-Q.

Item 5 – Other Information
Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 30, 2024.

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

KADANT INC.

Date: May 8, 2024	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)