Form 10-Q
period 2024-06-29
KADANT INC
filed 2024-08-07
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 26, 2024, the registrant had 11,744,564 shares of common stock outstanding.

Kadant Inc.
Report on Form 10-Q
For the Quarterly Period Ended June 29, 2024

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	June 29, 2024	December 30, 2023
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$73,805	$103,832
Restricted cash	1,373	2,621
Accounts receivable, net of allowances of $4,253 and $4,090	149,689	133,929
Inventories	173,513	152,677
Contract assets	15,144	8,366
Other current assets	41,808	38,757
Total Current Assets	455,332	440,182
Property, Plant, and Equipment, net of accumulated depreciation of $139,055 and $132,846	174,182	140,504
Other Assets	58,788	43,609
Intangible Assets, Net (Notes 1 and 2)	289,695	159,286
Goodwill (Notes 1 and 2)	478,035	392,084
Total Assets	$1,456,032	$1,175,665

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$3,233	$3,209
Accounts payable	54,415	42,104
Accrued payroll and employee benefits	38,251	41,855
Customer deposits	48,391	62,641
Advanced billings	11,007	12,194
Other current liabilities	46,681	52,406
Total Current Liabilities	201,978	214,409
Long-Term Obligations (Note 6)	342,035	107,666
Long-Term Deferred Income Taxes	41,250	36,398
Other Long-Term Liabilities	52,383	40,952

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	124,892	124,940
Retained earnings	811,595	763,131
Treasury stock at cost, 2,879,638 and 2,915,978 shares	(70,563)	(71,453)
Accumulated other comprehensive items (Note 8)	(58,359)	(43,062)
Total Kadant Stockholders' Equity	807,711	773,702
Noncontrolling interests (Note 2)	10,675	2,538
Total Stockholders' Equity	818,386	776,240
Total Liabilities and Stockholders' Equity	$1,456,032	$1,175,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(In thousands, except per share amounts)
Revenue (Notes 1 and 11)	$274,765	$245,053	$523,740	$474,811

Costs and Operating Expenses:
Cost of revenue	152,878	138,503	290,891	266,215
Selling, general, and administrative expenses	70,004	59,990	140,309	118,552
Research and development expenses	3,482	3,408	7,212	6,778
Other costs (Note 3)	—	74	—	74
	226,364	201,975	438,412	391,619
Operating Income	48,401	43,078	85,328	83,192
Interest Income	368	316	979	615
Interest Expense	(5,201)	(2,245)	(9,870)	(4,615)
Other Expense, Net	(2)	(21)	(32)	(42)
Income Before Provision for Income Taxes	43,566	41,128	76,405	79,150
Provision for Income Taxes (Note 5)	11,992	11,182	19,846	20,945
Net Income	31,574	29,946	56,559	58,205
Net Income Attributable to Noncontrolling Interests	(283)	(212)	(579)	(396)
Net Income Attributable to Kadant	$31,291	$29,734	$55,980	$57,809

Earnings per Share Attributable to Kadant (Note 4)
Basic	$2.66	$2.54	$4.77	$4.94
Diluted	$2.66	$2.54	$4.76	$4.94

Weighted Average Shares (Note 4)
Basic	11,743	11,704	11,734	11,693
Diluted	11,766	11,723	11,755	11,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(In thousands)
Net Income	$31,574	$29,946	$56,559	$58,205
Other Comprehensive Items:
Foreign currency translation adjustment	(5,202)	(400)	(15,424)	5,173
Post-retirement liability adjustments, net (net of tax of $1, $(1), $1 and $(3))	2	(2)	3	(8)
Deferred gain (loss) on cash flow hedges (net of tax of $—, $(18), $13 and $(32))	—	(59)	38	(98)
Other comprehensive items	(5,200)	(461)	(15,383)	5,067
Comprehensive Income	26,374	29,485	41,176	63,272
Comprehensive Income Attributable to Noncontrolling Interests	(269)	(213)	(493)	(432)
Comprehensive Income Attributable to Kadant	$26,105	$29,272	$40,683	$62,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
(In thousands)
Operating Activities
Net income attributable to Kadant	$55,980	$57,809
Net income attributable to noncontrolling interests	579	396
Net income	56,559	58,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,730	16,683
Stock-based compensation expense	5,299	4,886
Provision for losses on accounts receivable	311	123
Other items, net	1,899	1,461
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,282)	(4,002)
Contract assets	(5,062)	2,790
Inventories	225	(10,808)
Other assets	(2,339)	211
Accounts payable	13,985	(9,364)
Customer deposits	(17,744)	464
Other liabilities	(18,684)	(1,305)
Net cash provided by operating activities	50,897	59,344

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(291,575)	277
Purchases of property, plant, and equipment	(11,245)	(13,246)
Proceeds from sale of property, plant, and equipment	1,302	97
Other investing activities	—	(30)
Net cash used in investing activities	(301,518)	(12,902)

Financing Activities
Proceeds from issuance of long-term obligations (Note 6)	295,211	—
Repayment of short- and long-term obligations	(59,089)	(46,143)
Tax withholding payments related to stock-based compensation	(5,868)	(3,915)
Dividends paid	(7,153)	(6,430)
Proceeds from issuance of Company common stock	1,605	—
Dividend paid to noncontrolling interest	(1,346)	—
Acquisition of subsidiary shares from noncontrolling interest (Note 2)	(523)	—
Other financing activities	—	(63)
Net cash provided by (used in) financing activities	222,837	(56,551)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(3,491)	579

Decrease in Cash, Cash Equivalents, and Restricted Cash	(31,275)	(9,530)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	106,453	79,725
Cash, Cash Equivalents, and Restricted Cash at End of Period	$75,178	$70,195

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended June 29, 2024
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 30, 2024	14,624,159	$146	$122,253	$784,062	2,881,213	$(70,601)	$(53,173)	$12,081	$794,768
Net income	—	—	—	31,291	—	—	—	283	31,574
Dividend declared – Common Stock, $0.32 per share	—	—	—	(3,758)	—	—	—	—	(3,758)
Activity under stock plans	—	—	2,833	—	(1,575)	38	—	—	2,871
Acquisition of subsidiary shares (Note 2)	—	—	(194)	—	—	—	—	(329)	(523)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Other comprehensive items	—	—	—	—	—	—	(5,186)	(14)	(5,200)
Balance at June 29, 2024	14,624,159	$146	$124,892	$811,595	2,879,638	$(70,563)	$(58,359)	$10,675	$818,386

	Six Months Ended June 29, 2024
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 30, 2023	14,624,159	$146	$124,940	$763,131	2,915,978	$(71,453)	$(43,062)	$2,538	$776,240
Net income	—	—	—	55,980	—	—	—	579	56,559
Dividends declared – Common Stock, $0.64 per share	—	—	—	(7,516)	—	—	—	—	(7,516)
Activity under stock plans	—	—	146	—	(36,340)	890	—	—	1,036
Noncontrolling interests acquired (Note 2)	—	—	—	—	—	—	—	9,319	9,319
Acquisition of subsidiary shares (Note 2)	—	—	(194)	—	—	—	—	(329)	(523)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Other comprehensive items	—	—	—	—	—	—	(15,297)	(86)	(15,383)
Balance at June 29, 2024	14,624,159	$146	$124,892	$811,595	2,879,638	$(70,563)	$(58,359)	$10,675	$818,386

	Three Months Ended July 1, 2023
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at April 1, 2023	14,624,159	$146	$117,547	$685,325	2,920,678	$(71,569)	$(49,085)	$1,941	$684,305
Net income	—	—	—	29,734	—	—	—	212	29,946
Dividend declared – Common Stock, $0.29 per share	—	—	—	(3,395)	—	—	—	—	(3,395)
Activity under stock plans	—	—	2,570	—	(2,417)	60	—	—	2,630
Other comprehensive items	—	—	—	—	—	—	(462)	1	(461)
Balance at July 1, 2023	14,624,159	$146	$120,117	$711,664	2,918,261	$(71,509)	$(49,547)	$2,154	$713,025

	Six Months Ended July 1, 2023
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	14,624,159	$146	$119,924	$660,644	2,949,997	$(72,287)	$(54,578)	$1,722	$655,571
Net income	—	—	—	57,809	—	—	—	396	58,205
Dividends declared – Common Stock, $0.58 per share	—	—	—	(6,789)	—	—	—	—	(6,789)
Activity under stock plans	—	—	193	—	(31,736)	778	—	—	971
Other comprehensive items	—	—	—	—	—	—	5,031	36	5,067
Balance at July 1, 2023	14,624,159	$146	$120,117	$711,664	2,918,261	$(71,509)	$(49,547)	$2,154	$713,025

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at June 29, 2024, its results of operations, comprehensive income, and stockholders' equity for the three- and six-month periods ended June 29, 2024 and July 1, 2023, and its cash flows for the six-month periods ended June 29, 2024 and July 1, 2023. Interim results are not necessarily indicative of results for a full year or for any other interim period.
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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the six months ended June 29, 2024.

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Cash Paid for Interest	$9,703	$4,443
Cash Paid for Income Taxes, Net of Refunds	$23,286	$23,792

Non-Cash Investing Activities:
Fair value of assets acquired (adjusted)	$341,105	$(270)
Cash (paid) received for businesses acquired (a)	(299,892)	277
Liabilities assumed (reduced) and noncontrolling interests acquired	$41,213	$(7)

(a) Includes estimated post-closing adjustments, net.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Purchases of property, plant, and equipment in accounts payable	$618	$1,134

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$5,140	$4,717
Dividends declared but unpaid	$3,758	$3,395

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	June 29, 2024	July 1, 2023	December 30, 2023	December 31, 2022
Cash and cash equivalents	$73,805	$66,725	$103,832	$76,371
Restricted cash	1,373	3,470	2,621	3,354
Total Cash, Cash Equivalents, and Restricted Cash	$75,178	$70,195	$106,453	$79,725

Inventories
The components of inventories are as follows:

	June 29, 2024	December 30, 2023
(In thousands)
Raw Materials	$71,453	$66,738
Work in Process	38,916	32,147
Finished Goods (includes $3,350 and $5,182 at customer locations)	63,144	53,792
	$173,513	$152,677

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
June 29, 2024
Definite-Lived
Customer relationships	$332,804	$(117,776)	$(7,127)	$207,901
Product technology	87,576	(46,365)	(2,721)	38,490
Tradenames	16,253	(4,640)	(429)	11,184
Other	23,860	(19,356)	(620)	3,884
	460,493	(188,137)	(10,897)	261,459
Indefinite-Lived
Tradenames	29,059	—	(823)	28,236
Acquired Intangible Assets	$489,552	$(188,137)	$(11,720)	$289,695

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
December 30, 2023
Definite-Lived
Customer relationships	$218,959	$(108,519)	$(5,562)	$104,878
Product technology	67,576	(43,786)	(2,367)	21,423
Tradenames	7,039	(4,262)	(388)	2,389
Other	20,320	(17,715)	(604)	2,001
	313,894	(174,282)	(8,921)	130,691
Indefinite-Lived
Tradenames	29,059	—	(464)	28,595
Acquired Intangible Assets	$342,953	$(174,282)	$(9,385)	$159,286

Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Intangible assets associated with the Company's 2024 acquisitions totaled $146,588,000. See Note 2, Acquisitions, for further details.

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 30, 2023
Gross balance	$120,782	$212,732	$144,108	$477,622
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	120,782	127,194	144,108	392,084
2024 Activity
Acquisitions (Note 2)	14,498	37,037	40,560	92,095
Fair value adjustment	—	(22)	—	(22)
Currency translation	(2,201)	(2,655)	(1,266)	(6,122)
Total 2024 activity	12,297	34,360	39,294	85,951
Balance at June 29, 2024
Gross balance	133,079	247,092	183,402	563,573
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$133,079	$161,554	$183,402	$478,035

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet. The changes in the carrying amount of product warranty obligations are as follows:

	Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Balance at Beginning of Year	$8,154	$7,283
Provision charged to expense	2,048	3,154
Usage	(1,326)	(2,335)
Acquisitions	472	—
Currency translation	(219)	97
Balance at End of Period	$9,129	$8,199

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
The following table presents revenue by revenue recognition method:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands)	2024	2023	2024	2023
Point in Time	$245,735	$222,235	$462,228	$426,474
Over Time	29,030	22,818	61,512	48,337
	$274,765	$245,053	$523,740	$474,811

The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands)	2024	2023	2024	2023
Revenue by Product Type:
Parts and consumables	$172,745	$153,082	$343,875	$304,645
Capital	102,020	91,971	179,865	170,166
	$274,765	$245,053	$523,740	$474,811
Revenue by Geography (based on customer location):
North America	$172,543	$135,385	329,034	267,838
Europe	63,193	60,625	118,980	114,782
Asia	24,970	32,867	47,524	60,637
Rest of world	14,059	16,176	28,202	31,554
	$274,765	$245,053	$523,740	$474,811

See Note 11, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents contract balances from contracts with customers:

	June 29, 2024	December 30, 2023
(In thousands)
Contract Assets	$15,144	$8,366
Contract Liabilities	$61,829	$79,397

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
The Company recognized revenue of $23,473,000 in the second quarter of 2024 and $20,212,000 in the second quarter of 2023, and $57,139,000 in the first six months of 2024 and $47,228,000 in the first six months of 2023 that was included in the contract liabilities balance at the beginning of 2024 and 2023, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital equipment contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations was $27,262,000 as of June 29, 2024. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 78% of which is expected to occur within the next twelve months and the remaining 22% thereafter.

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $7,574,000 at June 29, 2024 and $10,826,000 at December 30, 2023, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 29, 2024, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
In December 2021, the Organisation for Economic Co-operation and Development (OECD) released model rules introducing a new 15% global minimum tax for large multinational enterprises with an annual global revenue exceeding 750,000,000 euros (Pillar Two Rules). Since the release of the Pillar Two Rules, the OECD has issued four tranches of administrative guidance, as well as guidance on transitional safe harbor relief. Various countries, including the member states of the European Union, have adopted the Pillar Two Rules into their domestic laws, with certain rules coming into effect for fiscal years beginning in 2024. Some countries are in the process of drafting legislation for adoption in future years. While the Pillar

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Two Rules serve as a framework for implementing the minimum tax, countries may enact domestic laws that vary slightly from the Pillar Two Rules and may also adjust domestic tax incentives to align with the Pillar Two Rules on different timelines. The Company is monitoring developments of the Pillar Two Rules and is evaluating the potential impact they may have on the jurisdictions in which it operates.

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

2.    Acquisitions

The Company’s acquisitions have been accounted for using the acquisition method of accounting and the results of the acquired businesses are included in its condensed consolidated financial statements from the date of acquisition. Historically, acquisitions have been made at prices above the fair value of identifiable net assets, resulting in goodwill. Acquisition costs were $940,000 in the second quarter of 2024 and $2,064,000 in the first six months of 2024 and are included in selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company expects several synergies in connection with the acquisitions described below, including expansion of product sales into new markets by leveraging its global sales network and relationships, broadening its product portfolio, and strengthening its position in each segment's markets. The Company funded the acquisitions primarily through borrowings under its revolving credit facility.

Key Knife, Inc.
On January 1, 2024, the Company acquired Key Knife Inc. and certain of its affiliates (collectively, Key Knife) pursuant to a securities purchase agreement dated December 22, 2023, for $153,386,000, net of cash acquired. The Company paid $156,925,000 at closing and $2,372,000 as a post-closing adjustment in the second quarter of 2024. Key Knife is a global supplier of engineered knife systems for custom chipping, planing, and flaking solutions for wood products industries, with revenue of approximately $65,000,000 for the twelve months ended September 30, 2023, and is part of the Company's Industrial Processing segment. Goodwill from the Key Knife acquisition was $37,037,000, of which $30,002,000 is expected to be deductible for tax purposes over 15 years. In addition, separately identifiable intangible assets acquired were $91,620,000, of which $77,300,000 is expected to be deductible for tax purposes over 15 years.
As part of the acquisition, the Company acquired a 45% interest in two of Key Knife's subsidiaries, increasing its noncontrolling interest liability by $9,319,000 based on the income valuation approach. Under a put and purchase option as outlined in the securities purchase agreement, the seller can demand the Company purchase, or the Company can demand that the seller sell to the Company, the remaining interest in these subsidiaries at any time after December 31, 2027. The purchase

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

price would be based on a total enterprise value as defined in the original purchase agreement. See Other Acquisitions below for additional information.

KWS Manufacturing Company, Ltd.
On January 24, 2024, the Company acquired all of the outstanding equity securities of KWS Manufacturing Company, Ltd. (KWS) for $81,247,000, subject to a post-closing adjustment. The Company paid $81,009,000 at closing and assumed a $238,000 overdraft. KWS is a leading manufacturer of conveying equipment for the bulk material handling industry, with revenue of approximately $45,000,000 for the twelve months ended September 30, 2023, and is part of the Company's Material Handling segment. Goodwill from the KWS acquisition was $38,717,000 and separately identifiable intangibles assets were $28,500,000, both of which are expected to be fully deductible for tax purposes over 15 years.

Dynamic Sealing Technologies LLC
On May 31, 2024, the Company acquired all of the outstanding equity securities of Dynamic Sealing Technologies LLC and affiliates (collectively, DSTI) for $53,661,000, net of cash acquired and subject to a post-closing adjustment. DSTI is a leading manufacturer of engineered fluid sealing and transfer solutions for rotating applications, with revenue of approximately $25,000,000 for the twelve months ended March 31, 2024, and is part of the Company's Flow Control segment. Goodwill from the DSTI acquisition was $14,498,000, of which $14,169,000 is expected to be deductible for tax purposes over 15 years. In addition, separately identifiable intangible assets acquired were $23,490,000, all of which are expected to be deductible for tax purposes over 15 years.

Other Acquisitions
On May 2, 2024, the Company acquired a service business in Germany, which is included in the Company's Material Handling segment, for $3,281,000, net of cash acquired and subject to a post-closing adjustment.
On May 6, 2024, the Company acquired the remaining outstanding shares of a Key Knife subsidiary in which the Company previously held a noncontrolling interest for $523,000 in cash.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Purchase Price Allocation
The following table summarizes the aggregate estimated fair values of the net assets and noncontrolling interests acquired and purchase price for the 2024 acquisitions:

(In thousands)	Total
Cash and Cash Equivalents	$10,016
Accounts Receivable	11,995
Inventories	25,033
Other Current Assets	3,203
Property, Plant, and Equipment	38,758
Other Assets	13,417
Definite-Lived Intangible Assets
Customer relationships	113,833
Product technology	20,000
Tradenames	9,215
Other	3,540
Goodwill	92,095
Total assets acquired	341,105

Accounts Payable	3,060
Customer Deposits	2,890
Other Current Liabilities	7,807
Long-Term Deferred Income Taxes	5,331
Other Long-Term Liabilities	12,806
Total liabilities assumed	31,894
Noncontrolling interests acquired	9,319
Net assets and noncontrolling interests acquired	$299,892

Purchase Price:
Cash Paid	$301,591
Estimated Remaining Post-closing Adjustments, Net	(1,699)
$299,892
The final purchase accounting and purchase price allocations remain subject to change as the Company continues to refine its preliminary valuation of certain acquired assets and liabilities assumed and the valuation of acquired intangibles, which may result in adjustments to the assets and liabilities, including goodwill. Measurement period adjustments were not material to the Company's financial position or results of operations in the second quarter of 2024.
The weighted-average amortization period for the definite-lived intangible assets related to the 2024 acquisitions is 17 years, including weighted-average amortization periods of 18 years for customer relationships, 12 years for product technology, and 20 years for tradenames.
Revenue and operating income for the three- and six-month periods ended June 29, 2024 associated with the 2024 acquisitions from their respective acquisition dates, are as follows:

	Three Months Ended	Six Months Ended
	June 29, 2024	June 29, 2024
(In thousands)
Revenue	$27,302	$51,598
Operating Income, including acquisition-related costs (a)	$1,439	$1,124

(a) Acquisition-related costs include acquired profit in inventory and backlog amortization expense and acquisition costs.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unaudited Supplemental Pro Forma Information
Had the Key Knife, KWS, and DSTI acquisitions been completed as of the beginning of 2023, the Company’s pro forma results of operations for the three- and six-month periods ended June 29, 2024 and July 1, 2023 would have been as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(In thousands, except per share amounts)
Revenue	$277,971	$279,073	$535,332	$542,850
Net Income Attributable to Kadant	$31,760	$27,895	$58,733	$51,499
Earnings per Share Attributable to Kadant
Basic	$2.70	$2.38	$5.01	$4.40
Diluted	$2.70	$2.38	$5.00	$4.40
The historical consolidated pro forma financial information of the Company, Key Knife, KWS, and DSTI above has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisition and related financing arrangements, (ii) expected to have a continuing impact on the Company, and (iii) factually supportable.
Pro forma results include the following non-recurring pro forma adjustments:
•Pre-tax charge to cost of revenue of $998,000 in the three months ended July 1, 2023 and $3,564,000 in the six months ended July 1, 2023 and reversal of $529,000 in the three months ended June 29, 2024 and $2,860,000 in the six months ended June 29, 2024 for the sale of inventory revalued at the date of acquisition.
•Pre-tax charge to SG&A expenses of $973,000 in the three months ended July 1, 2023 and $2,025,000 in the six months ended July 1, 2023 and reversal of $569,000 in the three months ended June 29, 2024 and $1,211,000 in the six months ended June 29, 2024 for intangible asset amortization related to acquired backlog.
•Pre-tax charge to SG&A expenses of $2,064,000 in the six months ended July 1, 2023 and reversal of $940,000 in the three months ended June 29, 2024 and $2,064,000 in the six months ended June 29, 2024 for acquisition costs.
•Estimated tax effects related to the pro forma adjustments.
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisitions occurred as of the beginning of 2023, or that may result in the future.
The Company's pro forma results of operations exclude its other acquisitions in 2024 as the inclusion of its results would not have been materially different from the pro forma results presented above.

3.    Restructuring and Other Costs

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Severance Costs	Contract Termination Costs	Total
2023 Restructuring Plans
Balance at December 30, 2023	$201	$313	$514
Usage	(195)	(303)	(498)
Currency translation	(6)	(10)	(16)
Balance at June 29, 2024	$—	$—	$—

Other Costs
The Company incurred costs of $74,000 in the three- and six-month periods ended July 1, 2023 within its Industrial Processing segment related to the write-down of certain fixed assets that were not moved to a new manufacturing facility in China and facility moving costs.

4.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(In thousands, except per share amounts)
Net Income Attributable to Kadant	$31,291	$29,734	$55,980	$57,809

Basic Weighted Average Shares	11,743	11,704	11,734	11,693
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	23	19	21	16
Diluted Weighted Average Shares	11,766	11,723	11,755	11,709

Basic Earnings per Share	$2.66	$2.54	$4.77	$4.94

Diluted Earnings per Share	$2.66	$2.54	$4.76	$4.94

The effect of outstanding and unvested restricted stock units (RSUs) of the Company’s common stock totaling 25,000 shares in the second quarter of 2024, 26,000 shares in the second quarter of 2023, 29,000 in the first six months of 2024 and 32,000 in the first six months of 2023 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

5.    Provision for Income Taxes

The provision for income taxes was $19,846,000 in the first six months of 2024 and $20,945,000 in the first six months of 2023.
The effective tax rate of 26% in the first six months of 2024 was higher than the Company’s statutory rate of 21% primarily due to the distribution of the Company’s worldwide earnings, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by foreign tax credits and net excess income tax benefits from stock-based compensation arrangements.
The effective tax rate of 26% in the first six months of 2023 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, state taxes, and nondeductible expenses.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Long-Term Obligations

Long-term obligations are as follows:

	June 29, 2024	December 30, 2023
(In thousands)
Revolving Credit Facility, due 2027	$333,322	$98,761
Senior Promissory Notes, due 2024 to 2028	8,330	8,330
Finance Leases, due 2024 to 2029	1,954	1,789
Other Borrowings, due 2024 to 2028	1,662	1,995
Total	345,268	110,875
Less: Current Maturities of Long-Term Obligations	(3,233)	(3,209)
Long-Term Obligations	$342,035	$107,666

See Note 10, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
The Company's unsecured multi-currency revolving credit facility, originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on November 30, 2027 and has a borrowing capacity of $400,000,000, in addition to an uncommitted, unsecured incremental borrowing facility of $200,000,000. Interest on borrowings outstanding accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, as defined, plus an applicable margin of 0% to 1.25%, or (ii) Eurocurrency Rate, Term SOFR (plus a 10 basis point credit spread adjustment), Term CORRA, and RFR, as applicable and defined, plus an applicable margin of 1.0% to 2.25%. The margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $50,000,000, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. Additionally, the Credit Agreement requires the payment of a commitment fee payable in arrears on the available borrowing capacity under the Credit Agreement, which ranges from 0.125% to 0.350%.
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
During the first six months of 2024, the Company borrowed an aggregate of $295,200,000 under the Credit Agreement, which was primarily used to fund the Company's 2024 acquisitions. See Note 2, Acquisitions, for further details.
As of June 29, 2024, the outstanding balance under the Credit Agreement was $333,322,000, which included $73,322,000 of euro-denominated borrowings. The Company had $66,883,000 of borrowing capacity available as of June 29, 2024, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 6.30% as of June 29, 2024 and 5.24% as of year-end 2023.

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

Debt Compliance
As of June 29, 2024, the Company was in compliance with the covenants related to its debt obligations.

7.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,884,000 in the second quarter of 2024, $2,648,000 in the second quarter of 2023, $5,299,000 in the first six months of 2024 and $4,886,000 in the first six months of 2023 within SG&A expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $13,840,000 at June 29, 2024, which will be recognized over a weighted average period of 1.9 years.

Non-Employee Director RSUs
On May 15, 2024, the Company granted an aggregate of 3,030 RSUs to its non-employee directors with an aggregate grant date fair value of $849,000, of which 50% vested on June 1, 2024, 25% will vest on the last day of the third fiscal quarter of 2024 and the remaining 25% will vest on the last day of the fourth fiscal quarter of 2024 subject to continued service as a director on the applicable vesting dates.

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
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at December 30, 2023	$(43,013)	$(11)	$(38)	$(43,062)
Other comprehensive items before reclassifications	(15,338)	7	—	(15,331)
Reclassifications from AOCI	—	(4)	38	34
Net current period other comprehensive items	(15,338)	3	38	(15,297)
Balance at June 29, 2024	$(58,351)	$(8)	$—	$(58,359)

9.    Derivatives

The Company uses forward currency-exchange contracts that generally have maturities of twelve months or less to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result from assets and liabilities that are denominated in currencies other than the functional currencies of the Company's subsidiaries.
Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges and unrecognized gains and losses are recorded to AOCI, net of tax. Deferred gains and losses are recognized in the statement of income in the period in which the underlying transaction occurs. The fair values of forward currency-exchange contracts that are designated as fair value hedges and forward currency-exchange contracts that are not designated as hedges are recognized currently in earnings. Gains and losses reported within SG&A expenses in the accompanying condensed consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material for the three- and six-month periods ended June 29, 2024 and July 1, 2023.
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		June 29, 2024		December 30, 2023
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$—	$—	$(51)	$430

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$8	$701
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(25)	$1,693	$—	$—
(a) See Note 10, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b) The 2024 notional amounts are indicative of the level of the Company's recurring derivative activity.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity in AOCI associated with the Company's foreign currency exchange contract designated as a cash flow hedge as of and for the six months ended June 29, 2024:

(In thousands)	Total
Unrealized Loss, Net of Tax, at December 30, 2023	$(38)
Loss recognized in AOCI	38
Unrealized Loss, Net of Tax, at June 29, 2024	$—

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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of June 29, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$11,567	$—	$—	$11,567
Banker's acceptance drafts (a)	$—	$7,574	$—	$7,574
Liabilities:
Forward currency-exchange contracts	$—	$25	$—	$25

	Fair Value as of December 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$14,795	$—	$—	$14,795
Banker's acceptance drafts (a)	$—	$10,826	$—	$10,826
Forward currency-exchange contracts	$—	$8	$—	$8
Liabilities:
Forward currency-exchange contract	$—	$51	$—	$51
(a)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2024. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	June 29, 2024		December 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$333,322	$333,322	$98,761	$98,761
Senior promissory notes	8,330	8,136	8,330	8,182
Other	1,662	1,662	1,995	1,995
	$343,314	$343,120	$109,086	$108,938

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
A description of each segment follows:
•Flow Control – Custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, tissue, food, metals, energy, and other industrial sectors. The Company's primary products include rotary sealing devices, steam systems, expansion joints, doctor systems, roll and fabric cleaning devices, and filtration and fiber recovery systems.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present financial information for the Company's reportable operating segments and includes the results from the 2024 acquisitions from the date of acquisition. See Note 2, Acquisitions, for further details.

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In thousands)	2024	2023	2024	2023
Revenue
Flow Control	$92,290	$95,729	$178,972	$185,250
Industrial Processing	114,753	89,967	220,614	173,509
Material Handling	67,722	59,357	124,154	116,052
	$274,765	$245,053	$523,740	$474,811
Income Before Provision for Income Taxes
Flow Control (a)	$23,530	$25,821	$45,240	$50,010
Industrial Processing (b)	24,092	16,978	44,091	32,945
Material Handling (c)	11,188	10,374	16,729	19,661
Corporate (d)	(10,409)	(10,095)	(20,732)	(19,424)
Total operating income	48,401	43,078	85,328	83,192
Interest expense, net (e)	(4,833)	(1,929)	(8,891)	(4,000)
Other expense, net (e)	(2)	(21)	(32)	(42)
	$43,566	$41,128	$76,405	$79,150

Capital Expenditures
Flow Control	$1,961	$1,290	$3,835	$2,694
Industrial Processing	1,851	6,129	4,734	8,708
Material Handling	1,157	1,358	2,663	1,820
Corporate	5	—	13	24
	$4,974	$8,777	$11,245	$13,246

	June 29,	December 30,
(In thousands)	2024	2023
Total Assets
Flow Control	$438,402	$391,719
Industrial Processing	590,771	443,189
Material Handling	413,860	326,226
Corporate	12,999	14,531
	$1,456,032	$1,175,665
(a)Includes acquisition-related costs of $1,054,000 in the three and six months ended June 29, 2024. Acquisition-related expenses include acquisition costs and amortization expense associated with acquired profit in inventory and backlog.
(b)Includes acquisition-related costs of $383,000 in the three months ended June 29, 2024 and $2,273,000 in the six months ended June 29, 2024.
(c)Includes acquisition-related costs of $727,000 in the three months ended June 29, 2024 and $3,091,000 in the six months ended June 29, 2024.
(d)Represents general and administrative expenses.
(e)The Company does not allocate interest expense, net and other expense, net to its segments.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $5,162,000 at June 29, 2024 and $9,090,000 at December 30, 2023 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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
Our financial results are reported in three reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of our wood processing and stock-preparation product lines; and the Material Handling segment consists of our conveying and vibratory, baling, and fiber-based product lines. A description of each segment is as follows:
•Flow Control – Custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, tissue, food, metals, energy, and other industrial sectors. Our primary products include rotary sealing devices, steam systems, expansion joints, doctor systems, roll and fabric cleaning devices, and filtration and fiber recovery systems.
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

Industry and Business Overview
Our consolidated bookings increased 17% to $251.7 million in the second quarter of 2024 compared to the second quarter of 2023, including a 13% increase from acquisitions and a 5% increase in organic bookings due to strong demand for our parts and consumables products across all segments. We expect overall demand for our products in the second half of 2024 to be similar to the first half of the year, despite persistent economic headwinds in certain regions. For 2024, we expect higher annual parts and consumables bookings driven by the high percentage of aftermarket business at our recent acquisitions. While demand for our parts and consumables products remains strong, we have seen a lengthening in the timing for securing capital

KADANT INC.

orders as customers are being more cautious with some delaying large capital expenditures to later in the year or into early next year. This is due to several factors, including economic uncertainty surrounding actions by central banks, macroeconomic conditions abroad, and the consolidation of some of our large customers. Looking beyond 2024, we see long-term strength in our end markets as customers continue to turn to our products to help maximize productivity with more efficient production processes. In addition, we see growth opportunities from proposed and adopted legislation in the U.S. and abroad aimed at fueling investment, including those targeting environmental initiatives.
An overview of our business by segment is as follows:
•Flow Control – Our Flow Control segment bookings increased 7%, including 5% from organic bookings, compared to the second quarter of 2023 primarily resulting from increased demand in Europe for our parts and consumables products due to improvements in the paper market. Despite higher bookings in the quarter in Europe, there is continued uncertainty in the end markets we serve primarily due to geopolitical tensions and weak macroeconomic conditions. In North America, economic conditions and the consolidation of several of our large customers has created some uncertainty on the timing for securing capital orders. While we expect demand to follow its historical pattern and moderate slightly in the second half of 2024, the strength of our end markets and a record backlog at the end of the second quarter has placed the Flow Control segment in a solid position as we enter the second half of the year.
•Industrial Processing – Our Industrial Processing segment bookings increased 22% compared to the second quarter of 2023, including 18% from acquisitions and 5% from organic bookings. Our parts and consumables bookings were a record in the second quarter, but we expect demand to moderate in the second half of the year, especially at our wood processing business with mill curtailments anticipated in response to low lumber prices. Demand for our capital equipment increased 37% sequentially and we expect comparatively higher capital bookings in the second half of the year compared to the first half of 2024. We expect steady demand in our Industrial Processing segment for the remainder of the year and higher annual bookings in 2024.
•Material Handling – Our Material Handling segment bookings increased 28% compared to the second quarter of 2023, including 22% from acquisitions and 6% from organic bookings. The majority of our conveying and vibratory business is in North America where market conditions have caused customers to be more cautious with large capital expenditures. However, the long-term outlook for the aggregates industry remains strong fueled by new infrastructure projects as a result of significant federal and state investment. The largest concentration in our baling business is in Europe, where a growing need for efficient waste handling and packing solutions across various industries is increasing demand for our baling products. We expect steady demand in our Material Handling segment to continue for the remainder of 2024.

Our global operations have been and continue to be impacted by complex market conditions fueled by inflationary pressures, geopolitical tensions, labor availability and uncertainty in the markets. While the U.S economy has proven more resilient than predicted, growth in the European economy has slowed due to high interest rates and elevated inflation, and China's manufacturing activity has contracted. We expect our operating environment to continue to be challenging, which creates continued uncertainty for the remainder of 2024. However, we believe that the fundamentals of our business remain strong, particularly given our solid market position in key product lines, solid global operations teams, and long-term strength of our end markets.
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
On May 31, 2024, we acquired Dynamic Sealing Technologies LLC and affiliates (collectively, DSTI) for $53.7 million, net of cash acquired and subject to a post-closing adjustment. DSTI is a leading manufacturer of engineered fluid sealing and transfer solutions for rotating applications, with revenue of approximately $25.0 million for the twelve months ended March 31, 2024, and is part of our Flow Control segment.
We funded these acquisitions primarily through borrowings under our revolving credit facility. We expect several synergies in connection with the acquisitions, including expansion of product sales into new markets by leveraging our global sales network and relationships, broadening our product portfolio, and strengthening our position in the various markets we serve.
See Note 2, Acquisitions, in the accompanying condensed consolidated financial statements for further details.

Results of Operations

Second Quarter 2024 Compared With Second Quarter 2023

Revenue
The following table presents the change in revenue by segment between the second quarters of 2024 and 2023, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by segment in the second quarters of 2024 and 2023 is as follows:

	Three Months Ended		Increase (Decrease)		Currency Translation	Acquisitions	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	June 29, 2024	July 1, 2023		% Change			Increase (Decrease)	% Change
Flow Control	$92,290	$95,729	$(3,439)	(4)%	$(762)	$1,524	$(4,201)	(4)%
Industrial Processing	114,753	89,967	24,786	28%	(1,392)	14,771	11,407	13%
Material Handling	67,722	59,357	8,365	14%	(162)	11,087	(2,560)	(4)%
Consolidated	$274,765	$245,053	$29,712	12%	$(2,316)	$27,382	$4,646	2%

Consolidated revenue increased 12% in the second quarter of 2024, while organic revenue increased 2%. The increase in organic revenue is largely due to increased demand for our capital equipment products at our Industrial Processing segment,

KADANT INC.

partially offset by weaker demand for our Flow Control capital equipment products and Material Handling parts and consumables (aftermarket) products. From a geographic perspective, the majority of the organic revenue increase was driven by higher demand in North America where the U.S. economy and industrial demand continued to demonstrate resiliency against inflationary pressures, partially offset by softening demand in Europe due to weak macroeconomic conditions.
Revenue at our Flow Control segment decreased 4% in the second quarter of 2024 primarily due to decreased demand for our capital equipment products in Europe as a result of challenging market conditions and a slowdown in manufacturing activity.
Revenue at our Industrial Processing segment increased 28% in the second quarter of 2024, including a 16% increase from acquisitions. Organic revenue increased 13% in the second quarter of 2024 principally due to increased demand for our capital equipment products at both our wood processing and stock-preparation businesses. At our wood processing business, capital equipment revenue increased 86% in Europe due to the shipment of several large projects. At our stock-preparation business, the increased demand primarily related to replacement and refurbishment projects in North America and from mills in China seeking fiber processing solutions with reduced energy consumption.
Revenue at our Material Handling segment increased 14% in the second quarter of 2024, while organic revenue decreased 4% primarily due to weaker demand for our parts and consumable products at our conveying and vibratory business as customers focused on capital investments. In addition, decreased demand for our capital equipment products at our baling business was due to constrained market conditions in Europe and the delay of several large projects to later in the year.

Gross Profit Margin
Gross profit margin by segment in the second quarters of 2024 and 2023 is as follows:

	Three Months Ended		Basis Point Change
	June 29, 2024	July 1, 2023
Flow Control	53.0%	51.4%	160	bps
Industrial Processing	41.3%	39.5%	180	bps
Material Handling	37.8%	36.8%	100	bps
Consolidated	44.4%	43.5%	90	bps

Consolidated gross profit margin increased to 44.4% in the second quarter of 2024 compared with 43.5% in the second quarter of 2023 due to higher margins achieved on our capital equipment products across all our segments, especially at our Industrial Processing segment.
Within our operating segments, gross profit margin:
•Increased to 53.0% at our Flow Control segment from 51.4% in the 2023 period primarily due to higher margins achieved on our capital equipment products and, to a lesser extent, a higher proportion of parts and consumables revenue. These increases were partially offset by the inclusion of $0.2 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.3 percentage points.
•Increased to 41.3% at our Industrial Processing segment from 39.5% in the 2023 period due to higher margins achieved on our capital equipment products. This was partially offset by lower margins achieved on our parts and consumables products and, to a lesser extent, the inclusion of $0.3 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.2 percentage points.
•Increased to 37.8% at our Material Handling segment from 36.8% in the 2023 period primarily due to higher margins achieved on capital equipment revenue, partially offset by a lower proportion of parts and consumables revenue.

KADANT INC.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the second quarters of 2024 and 2023 are as follows:

	Three Months Ended
(In thousands, except percentages)	June 29, 2024	July 1, 2023	Increase	% Change
Flow Control	$23,971	$22,200	$1,771	8%
Industrial Processing	21,866	16,677	5,189	31%
Material Handling	13,758	11,019	2,739	25%
Corporate	10,409	10,094	315	3%
Consolidated	$70,004	$59,990	$10,014	17%
Consolidated as a Percentage of Revenue	25%	24%
Consolidated SG&A expenses as a percentage of revenue increased to 25% in 2024 from 24% in 2023 due to the impact of our acquisitions and acquisition-related costs. Consolidated SG&A expenses increased $10.0 million, or 17%, primarily due to the inclusion of $8.2 million of SG&A expenses from acquisitions and an incremental $1.6 million of acquisition-related costs. Acquisition-related costs included in SG&A consist of amortization expense associated with acquired backlog and acquisition costs.
Within our operating segments, SG&A expenses:
•Increased $1.8 million at our Flow Control segment principally due to the inclusion of $0.6 million of SG&A expenses from an acquisition, $0.8 million of acquisition-related costs and increased compensation expense.
•Increased $5.2 million at our Industrial Processing segment due to the inclusion of $4.8 million of SG&A expenses from acquisitions and increased compensation expense associated with new and existing personnel.
•Increased $2.7 million at our Material Handling segment principally due to the inclusion of $2.7 million of SG&A expenses from acquisitions and $0.7 million of acquisition-related costs, partially offset by a decrease of $0.3 million in external commissions.
•Increased $0.3 million at Corporate due to increased compensation expense.

Other Costs
Other costs of $0.1 million were incurred in the second quarter of 2023 within our Industrial Processing segment related to the write-down of certain fixed assets that were not moved to a new manufacturing facility in China and facility moving costs.

Interest Expense
Interest expense increased to $5.2 million in the second quarter of 2024 from $2.2 million in the second quarter of 2023 due to increased borrowings under our revolving credit facility, which were primarily used to fund our acquisitions and, to a lesser extent, a higher weighted-average interest rate.

Provision for Income Taxes
Provision for income taxes increased to $12.0 million in the second quarter of 2024 from $11.2 million in the second quarter of 2023.
The effective tax rate of 28% in the second quarter of 2024 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, nondeductible expenses, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by foreign tax credits.
The effective tax rate of 27% in the second quarter of 2023 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, nondeductible expenses, and tax expense associated with the Global Intangible Low-Taxed Income provisions.

Net Income
Net income increased to $31.6 million in the second quarter of 2024 from $29.9 million in the second quarter of 2023 primarily due to a $5.3 million increase in operating income, offset in part by a $3.0 million increase in interest expense and a $0.8 increase in provision for income taxes (see discussions above for further details).

KADANT INC.

First Six Months 2024 Compared With First Six Months 2023

Revenue
The following table presents changes in revenue and organic revenue by segment between the first six months of 2024 and 2023. Organic revenue is a non-GAAP measure as defined above in the results of operations for the second quarter of 2024 compared with the second quarter of 2023.
Revenue by segment in the first six months of 2024 and 2023 is as follows:

	Six Months Ended				Currency Translation	Acquisitions	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	June 29, 2024	July 1, 2023	Increase (Decrease)	% Change			Increase (Decrease)	% Change
Flow Control	$178,972	$185,250	$(6,278)	(3)%	$(28)	$1,524	$(7,774)	(4)%
Industrial Processing	220,614	173,509	47,105	27%	(1,499)	31,372	17,232	10%
Material Handling	124,154	116,052	8,102	7%	39	18,849	(10,786)	(9)%
Consolidated	$523,740	$474,811	$48,929	10%	$(1,488)	$51,745	$(1,328)	—%

Consolidated revenue in the first six months of 2024 increased 10%, while organic revenue remained flat. Stronger demand at our Industrial Processing segment, especially for our capital equipment products, was offset by weaker demand for our products at our other segments. From a geographic perspective, the majority of the change in organic revenue was driven by softening demand in Europe due to weak macroeconomic conditions, largely offset by strong industrial demand in North America.
Revenue at our Flow Control segment decreased 3% in the first six months of 2024 due to decreased demand for our capital equipment products in Europe and China reflecting the challenging market conditions and slowdown in manufacturing activity. This decrease was partially offset by higher demand for our capital equipment products in North America driven by continued strength in the U.S. economy and underlying packaging industry.
Revenue at our Industrial Processing segment increased 27% in the first six months of 2024, including an 18% increase from acquisitions. Organic revenue increased 10% in the first six months of 2024 primarily due to increased demand for our capital equipment products at both our wood processing and stock-preparation businesses. At our wood processing business, capital equipment revenue increased 20% due to higher demand for debarking products in Europe and the shipment of a large capital project for oriented strand board in North America. At our stock-preparation business, capital equipment revenue increased 25% due to higher completion rates on large projects recognized on an over time basis in China and increased replacement and refurbishment projects in North America.
Revenue at our Material Handling segment increased 7% in the first six months of 2024 due to our acquisitions. Organic revenue decreased 9% driven by weaker demand for our products in North America and Europe. At our baling business in Europe, decreased demand for our capital equipment products was due to weaker market conditions, which have lengthened quote-to-order times and delayed several large projects to later in the year. At our conveying and vibratory business, several large parts orders associated with capital projects in the first half of 2023 resulted in comparatively lower organic parts and consumables revenue in the first half of 2024.

Gross Profit Margin
Gross profit margin by segment in the first six months of 2024 and 2023 is as follows:

	Six Months Ended		Basis Point Change
	June 29, 2024	July 1, 2023
Flow Control	53.4%	52.3%	110	bps
Industrial Processing	41.5%	40.0%	150	bps
Material Handling	36.8%	36.4%	40	bps
Consolidated	44.5%	43.9%	60	bps

Consolidated gross profit margin increased to 44.5% in the first six months of 2024 compared with 43.9% in the first six months of 2023 due to higher margins achieved on our capital equipment products across all our segments, especially at our Industrial Processing segment. This increase was partially offset by the inclusion of $2.9 million of amortization expense related to acquired profit in inventory, which lowered consolidated gross profit margin in 2024 by 0.5 percentage points.

KADANT INC.

Within our operating segments, gross profit margin:
•Increased to 53.4% at our Flow Control segment from 52.3% in the 2023 period primarily due to higher margins achieved on our capital equipment products.
•Increased to 41.5% at our Industrial Processing segment from 40.0% in the 2023 period due to higher margins achieved on our capital equipment products and, to a lesser extent, a higher proportion of parts and consumables revenue. These increases were partially offset by the inclusion of $1.6 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.7 percentage points.
•Increased to 36.8% at our Material Handling segment from 36.4% in the 2023 period primarily due to higher margins achieved on our capital equipment products. This increase was partially offset by the inclusion of $1.0 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.8 percentage points.

Selling, General, and Administrative Expenses
SG&A expenses by segment in the first six months of 2024 and 2023 are as follows:

	Six Months Ended
(In thousands, except percentages)	June 29, 2024	July 1, 2023	Increase	% Change
Flow Control	$47,395	$44,417	$2,978	7%
Industrial Processing	44,384	32,975	11,409	35%
Material Handling	27,798	21,738	6,060	28%
Corporate	20,732	19,422	1,310	7%
Consolidated	$140,309	$118,552	$21,757	18%
Consolidated as a Percentage of Revenue	27%	25%

Consolidated SG&A expenses as a percentage of revenue increased to 27% in the first six months of 2024 compared with 25% in the first six months of 2023 principally due to the impact of our acquisitions and acquisition-related costs. Consolidated SG&A expenses increased $21.8 million, or 18%, primarily due to the inclusion of $15.5 million of SG&A expenses from acquisitions, $3.6 million of acquisition-related costs and increased compensation expense associated with new and existing personnel.
Within our operating segments, SG&A expenses:
•Increased $3.0 million at our Flow Control segment principally due to the inclusion of $0.6 million of SG&A expenses from an acquisition, $0.8 million of acquisition-related costs and increased compensation expense.
•Increased $11.4 million at our Industrial Processing segment due to the inclusion of $9.9 million of SG&A expenses from acquisitions and $0.7 million of acquisition-related costs.
•Increased $6.1 million at our Material Handling segment primarily due to the inclusion of $4.9 million of SG&A expenses from acquisitions and $2.1 million of acquisition-related costs, partially offset by a decrease of $0.4 million in external commissions.
•Increased $1.3 million at Corporate due to increased consulting costs and compensation expense.

Other Costs
Other costs of $0.1 million were incurred in the first six months of 2023 within our Industrial Processing segment related to the write-down of certain fixed assets that were not moved to a new manufacturing facility in China and facility moving costs.

Interest Expense
Interest expense increased to $9.9 million in the first six months of 2024 from $4.6 million in the first six months of 2023 due to increased borrowings under our revolving credit facility, which were primarily used to fund our acquisitions and, to a lesser extent, a higher weighted-average interest rate.

KADANT INC.

Provision for Income Taxes
Provision for income taxes decreased to $19.8 million in the first six months of 2024 from $20.9 million in the first six months of 2023.
The effective tax rate of 26% in the six months of 2024 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by foreign tax credits and net excess income tax benefits from stock-based compensation arrangements.
The effective tax rate of 26% in the first six months of 2023 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, and nondeductible expenses.

Net Income
Net income decreased to $56.6 million in the first six months of 2024 from $58.2 million in the first six months of 2023 primarily due to a $5.3 million increase in interest expense, offset in part by a $2.1 million increase in operating income and a $1.1 million decrease in provision for income taxes (see discussions above for further details).

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
We use organic revenue in order to understand our trends and to forecast and evaluate our financial performance and compare revenue to prior periods (see discussion in Revenue above). Adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin exclude amortization expense related to acquired profit in inventory and backlog, acquisition costs, and other income or expense, as indicated. These items are excluded as they are not indicative of our core operating results and are not comparable to other periods, which have differing levels of incremental costs, expenditures or income, or none at all. Additionally, we use free cash flow in order to provide insight on our ability to generate cash for acquisitions and debt repayments, as well as for other investing and financing activities.
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

KADANT INC.

A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Income Attributable to Kadant	$31,291	$29,734	$55,980	$57,809
Net Income Attributable to Noncontrolling Interests	283	212	579	396
Provision for Income Taxes	11,992	11,182	19,846	20,945
Interest Expense, Net	4,833	1,929	8,891	4,000
Other Expense, Net	2	21	32	42
Operating Income	48,401	43,078	85,328	83,192
Acquired Profit in Inventory Amortization (a)	529	—	2,860	—
Acquired Backlog Amortization (b)	695	—	1,494	—
Acquisition Costs	940	—	2,064	—
Indemnification Asset (Provision) Reversal, Net (c)	(66)	177	24	177
Other Costs	—	74	—	74
Adjusted Operating Income (non-GAAP measure)	50,499	43,329	91,770	83,443
Depreciation and Amortization	11,296	8,237	22,236	16,683
Adjusted EBITDA (non-GAAP measure)	$61,795	$51,566	$114,006	$100,126
Adjusted EBITDA Margin (non-GAAP measure)	22.5%	21.0%	21.8%	21.1%

(a) Represents amortization expense within cost of revenue associated with acquired profit in inventory.
(b) Represents intangible amortization expense associated with acquired backlog.
(c) Represents the provision for or reversal of indemnification assets related to the release of tax reserves associated with uncertain tax positions.

A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cash Provided by Operating Activities	$28,066	$22,478	$50,897	$59,344
Capital Expenditures	(4,974)	(8,777)	(11,245)	(13,246)
Free Cash Flow (non-GAAP measure)	$23,092	$13,701	$39,652	$46,098

Liquidity and Capital Resources

Consolidated working capital was $253.4 million at June 29, 2024, compared with $225.8 million at December 30, 2023. Cash and cash equivalents were $73.8 million at June 29, 2024, compared with $103.8 million at December 30, 2023, which included cash and cash equivalents held by our foreign subsidiaries of $63.7 million at June 29, 2024 and $94.6 million at December 30, 2023.

Cash Flows
Cash flow information in the first six months of 2024 and 2023 is as follows:

	Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Net Cash Provided by Operating Activities	$50,897	$59,344
Net Cash Used in Investing Activities	(301,518)	(12,902)
Net Cash Provided by (Used in) Financing Activities	222,837	(56,551)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(3,491)	579
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(31,275)	$(9,530)

KADANT INC.

Operating Activities
Cash provided by operating activities decreased to $50.9 million in the first six months of 2024 from $59.3 million in the first six months of 2023 primarily due to an increase in cash used for working capital. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
Significant cash outflows associated with working capital in the first six months of 2024 related to accounts receivable, customer deposits and other current liabilities. An increase in accounts receivable used cash of $7.3 million primarily due to our revenue growth, and a decrease in customer deposits used cash of $17.7 million due to a reduction in capital equipment orders. Other current liabilities used cash of $15.2 million primarily related to incentive compensation payments. These uses of cash were offset in part by cash provided by an increase in accounts payable of $14.0 million related to inventory purchases and the timing of payments.
Significant cash outflows associated with working capital in the first six months of 2023 related to inventory, accounts payable and accounts receivable. Increases in inventory used cash of $10.8 million primarily related to capital equipment orders that shipped throughout 2023 and early 2024. Decreases in accounts payable used cash of $9.4 million primarily due to the timing of payments. In addition, an increase in accounts receivable used cash of $4.0 million mainly due to our revenue growth and the timing of shipments.

Investing Activities
Cash used in investing activities was $301.5 million in the first six months of 2024, compared with $12.9 million in the first six months of 2023. Consideration paid for acquisitions, net of cash acquired, was $291.6 million in the first six months of 2024. Additionally, cash used in investing activities included capital expenditures of $11.2 million in the first six months of 2024 and $13.2 million in the first six months of 2023.

Financing Activities
Cash provided by financing activities was $222.8 million in the first six months of 2024, compared with cash used in financing activities of $56.6 million in the first six months of 2023. Borrowings under our revolving credit facility were $295.2 million in 2024, including $291.2 million to fund our 2024 acquisitions. Repayments of short- and long-term obligations were $59.1 million in 2024 compared to $46.1 million in 2023. Cash dividends paid to stockholders were $7.2 million in 2024 and $6.4 million in 2023. In addition, taxes paid related to the vesting of equity awards were $5.9 million in 2024 compared to $3.9 million in 2023.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $3.5 million decrease in cash, cash equivalents, and restricted cash in the first six months of 2024 related to exchange rates was primarily attributable to the strengthening of the U.S. dollar against the euro, and to a lesser extent, the Canadian dollar, the Chinese renminbi and Brazilian real. The $0.6 million increase in cash, cash equivalents, and restricted cash in the first six months of 2023 was primarily attributable to the weakening of the U.S. dollar against the euro, and to a lesser extent, the Mexican peso, and Brazilian real, partially offset by the strengthening of the U.S. dollar against the Chinese renminbi.

Borrowing Capacity and Debt Obligations
Our unsecured multi-currency revolving credit facility originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on November 30, 2027 and has a total borrowing capacity of $400.0 million.
In the first six months of 2024, we borrowed $295.2 million under our revolving credit facility, which was primarily used to fund our acquisitions.
As of June 29, 2024, our outstanding balance under the Credit Agreement was $333.3 million, which included $73.3 million of euro-denominated borrowings, and we had $66.9 million of available borrowing capacity, in addition to a $200.0 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25. As of June 29, 2024, our leverage ratio was 1.22 and we were in compliance with our debt covenants. See Note 6, Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

KADANT INC.

Additional Liquidity and Capital Resources
On May 16, 2024, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 16, 2024 to May 16, 2025. We have not repurchased any shares of our common stock under this authorization or our previous $50 million authorization that expired on May 18, 2024.
We paid cash dividends of $7.2 million in the first six months of 2024. On May 16, 2024, we declared a quarterly cash dividend of $0.32 per share totaling $3.8 million that will be paid on August 8, 2024. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $18.0 to $20.0 million during the remainder of 2024 for property, plant, and equipment.
As of June 29, 2024, we had approximately $273.6 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $221.1 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first six months of 2024, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $4.2 million.
We believe that existing cash and cash equivalents, along with future cash generated from operations, and our existing borrowing capacity will be sufficient to meet the capital requirements of our operations for the next 12 months and the foreseeable future.

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

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2024. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and

KADANT INC.

procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of June 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that as of June 29, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 – Other Information
Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 29, 2024.

KADANT INC.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

10.1*
Amended and Restated 2006 Equity Incentive Plan of the Registrant as amended and restated effective as of May 15, 2024 (filed as Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders, filed with the SEC on March 27, 2024 [File No. 001-11406] and incorporated into this document by reference).

10.2
Seventh Amendment, dated as of June 24, 2024, to the Amended and Restated Credit Agreement, dated as of March 1, 2017, by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent.

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

KADANT INC.

Date: August 7, 2024	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)