Form 10-Q
period 2024-09-28
KADANT INC
filed 2024-11-06
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 25, 2024, the registrant had 11,745,324 shares of common stock outstanding.

Kadant Inc.
Report on Form 10-Q
For the Quarterly Period Ended September 28, 2024

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	September 28, 2024	December 30, 2023
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$88,407	$103,832
Restricted cash	1,327	2,621
Accounts receivable, net of allowances of $4,888 and $4,090	154,965	133,929
Inventories	169,252	152,677
Contract assets	14,534	8,366
Other current assets	41,065	38,757
Total Current Assets	469,550	440,182
Property, Plant, and Equipment, net of accumulated depreciation of $145,901 and $132,846	174,559	140,504
Other Assets	59,915	43,609
Intangible Assets, Net (Notes 1 and 2)	292,211	159,286
Goodwill (Notes 1 and 2)	493,105	392,084
Total Assets	$1,489,340	$1,175,665

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$3,263	$3,209
Accounts payable	50,536	42,104
Accrued payroll and employee benefits	43,250	41,855
Customer deposits	46,208	62,641
Advanced billings	9,548	12,194
Other current liabilities	52,422	52,406
Total Current Liabilities	205,227	214,409
Long-Term Obligations (Note 6)	323,169	107,666
Long-Term Deferred Income Taxes	41,397	36,398
Other Long-Term Liabilities	56,761	40,952

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	127,486	124,940
Retained earnings	839,422	763,131
Treasury stock at cost, 2,878,835 and 2,915,978 shares	(70,543)	(71,453)
Accumulated other comprehensive items (Note 8)	(44,778)	(43,062)
Total Kadant Stockholders' Equity	851,733	773,702
Noncontrolling interests (Note 2)	11,053	2,538
Total Stockholders' Equity	862,786	776,240
Total Liabilities and Stockholders' Equity	$1,489,340	$1,175,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
(In thousands, except per share amounts)
Revenue (Notes 1 and 11)	$271,614	$244,182	$795,354	$718,993

Costs and Operating Expenses:
Cost of revenue	150,175	138,456	441,066	404,671
Selling, general, and administrative expenses	69,043	57,889	209,352	176,441
Research and development expenses	3,409	3,324	10,621	10,102
Other costs (Note 3)	—	969	—	1,043
	222,627	200,638	661,039	592,257
Operating Income	48,987	43,544	134,315	126,736
Interest Income	407	438	1,386	1,053
Interest Expense	(5,516)	(2,107)	(15,386)	(6,722)
Other Expense, Net	(16)	(20)	(48)	(62)
Income Before Provision for Income Taxes	43,862	41,855	120,267	121,005
Provision for Income Taxes (Note 5)	11,964	10,816	31,810	31,761
Net Income	31,898	31,039	88,457	89,244
Net Income Attributable to Noncontrolling Interests	(312)	(175)	(891)	(571)
Net Income Attributable to Kadant	$31,586	$30,864	$87,566	$88,673

Earnings per Share Attributable to Kadant (Note 4)
Basic	$2.69	$2.64	$7.46	$7.58
Diluted	$2.68	$2.63	$7.44	$7.57

Weighted Average Shares (Note 4)
Basic	11,745	11,706	11,737	11,697
Diluted	11,780	11,740	11,763	11,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
(In thousands)
Net Income	$31,898	$31,039	$88,457	$89,244
Other Comprehensive Items:
Foreign currency translation adjustment	13,643	(9,104)	(1,781)	(3,931)
Post-retirement liability adjustments, net (net of tax of $2, $1, $3 and $(2))	4	5	7	(3)
Deferred (loss) gain on cash flow hedges (net of tax of $—, $(3), $13 and $(35))	—	(9)	38	(107)
Other comprehensive items	13,647	(9,108)	(1,736)	(4,041)
Comprehensive Income	45,545	21,931	86,721	85,203
Comprehensive Income Attributable to Noncontrolling Interests	(378)	(111)	(871)	(543)
Comprehensive Income Attributable to Kadant	$45,167	$21,820	$85,850	$84,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
(In thousands)
Operating Activities
Net income attributable to Kadant	$87,566	$88,673
Net income attributable to noncontrolling interests	891	571
Net income	88,457	89,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,505	24,917
Stock-based compensation expense	7,926	7,243
Provision for losses on accounts receivable	893	543
Other items, net	2,834	1,803
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,409)	(10,676)
Contract assets	(4,180)	2,465
Inventories	10,196	(1,461)
Other assets	(512)	667
Accounts payable	8,695	(12,913)
Customer deposits	(21,556)	(1,463)
Other liabilities	(15,474)	5,942
Net cash provided by operating activities	103,375	106,311

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(302,024)	277
Purchases of property, plant, and equipment	(15,430)	(22,094)
Proceeds from sale of property, plant, and equipment	1,320	535
Other investing activities	263	1,222
Net cash used in investing activities	(315,871)	(20,060)

Financing Activities
Proceeds from issuance of long-term obligations (Note 6)	305,211	—
Repayment of short- and long-term obligations	(91,378)	(71,868)
Tax withholding payments related to stock-based compensation	(5,881)	(3,915)
Dividends paid	(10,914)	(9,825)
Proceeds from issuance of Company common stock	1,605	—
Dividend paid to noncontrolling interest	(1,346)	—
Acquisition of subsidiary shares from noncontrolling interest (Note 2)	(523)	—
Other financing activities	—	(63)
Net cash provided by (used in) financing activities	196,774	(85,671)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(997)	(1,252)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(16,719)	(672)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	106,453	79,725
Cash, Cash Equivalents, and Restricted Cash at End of Period	$89,734	$79,053

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended September 28, 2024
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 29, 2024	14,624,159	$146	$124,892	$811,595	2,879,638	$(70,563)	$(58,359)	$10,675	$818,386
Net income	—	—	—	31,586	—	—	—	312	31,898
Dividend declared – Common Stock, $0.32 per share	—	—	—	(3,759)	—	—	—	—	(3,759)
Activity under stock plans	—	—	2,594	—	(803)	20	—	—	2,614
Other comprehensive items	—	—	—	—	—	—	13,581	66	13,647
Balance at September 28, 2024	14,624,159	$146	$127,486	$839,422	2,878,835	$(70,543)	$(44,778)	$11,053	$862,786

	Nine Months Ended September 28, 2024
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 30, 2023	14,624,159	$146	$124,940	$763,131	2,915,978	$(71,453)	$(43,062)	$2,538	$776,240
Net income	—	—	—	87,566	—	—	—	891	88,457
Dividends declared – Common Stock, $0.96 per share	—	—	—	(11,275)	—	—	—	—	(11,275)
Activity under stock plans	—	—	2,740	—	(37,143)	910	—	—	3,650
Noncontrolling interests acquired (Note 2)	—	—	—	—	—	—	—	9,319	9,319
Acquisition of subsidiary shares (Note 2)	—	—	(194)	—	—	—	—	(329)	(523)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Other comprehensive items	—	—	—	—	—	—	(1,716)	(20)	(1,736)
Balance at September 28, 2024	14,624,159	$146	$127,486	$839,422	2,878,835	$(70,543)	$(44,778)	$11,053	$862,786

	Three Months Ended September 30, 2023
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at July 1, 2023	14,624,159	$146	$120,117	$711,664	2,918,261	$(71,509)	$(49,547)	$2,154	$713,025
Net income	—	—	—	30,864	—	—	—	175	31,039
Dividend declared – Common Stock, $0.29 per share	—	—	—	(3,395)	—	—	—	—	(3,395)
Activity under stock plans	—	—	2,327	—	(1,198)	29	—	—	2,356
Other comprehensive items	—	—	—	—	—	—	(9,044)	(64)	(9,108)
Balance at September 30, 2023	14,624,159	$146	$122,444	$739,133	2,917,063	$(71,480)	$(58,591)	$2,265	$733,917

	Nine Months Ended September 30, 2023
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	14,624,159	$146	$119,924	$660,644	2,949,997	$(72,287)	$(54,578)	$1,722	$655,571
Net income	—	—	—	88,673	—	—	—	571	89,244
Dividends declared – Common Stock, $0.87 per share	—	—	—	(10,184)	—	—	—	—	(10,184)
Activity under stock plans	—	—	2,520	—	(32,934)	807	—	—	3,327
Other comprehensive items	—	—	—	—	—	—	(4,013)	(28)	(4,041)
Balance at September 30, 2023	14,624,159	$146	$122,444	$739,133	2,917,063	$(71,480)	$(58,591)	$2,265	$733,917

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
Kadant Inc. (together with its subsidiaries, the Company) is a global supplier of technologies and engineered systems that drive Sustainable Industrial Processing®. Its products and services play an integral role in enhancing efficiency, optimizing energy utilization, and maximizing productivity in process industries while helping customers advance their sustainability initiatives with products that reduce waste or generate more yield with fewer inputs, particularly fiber, energy, and water. Producing more while consuming less is a core aspect of Sustainable Industrial Processing and a major element of the strategic focus of the Company's three reportable operating segments: Flow Control, Industrial Processing, and Material Handling.

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at September 28, 2024, its results of operations, comprehensive income, and stockholders' equity for the three- and nine-month periods ended September 28, 2024 and September 30, 2023, and its cash flows for the nine-month periods ended September 28, 2024 and September 30, 2023. Interim results are not necessarily indicative of results for a full year or for any other interim period.
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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 28, 2024.

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023
Cash Paid for Interest	$15,034	$6,341
Cash Paid for Income Taxes, Net of Refunds	$33,288	$34,037

Non-Cash Investing Activities (Note 2):
Fair value of assets acquired (adjusted)	$360,021	$(270)
Fair value of liabilities assumed	$35,575	$7
Fair value of noncontrolling interest acquired	$9,319	$—
Fair value of contingent consideration	$1,785	$—
Purchases of property, plant, and equipment in accounts payable	$590	$749

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023
Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$5,364	$4,951
Dividends declared but unpaid	$3,759	$3,395

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	September 28, 2024	September 30, 2023	December 30, 2023	December 31, 2022
Cash and cash equivalents	$88,407	$76,793	$103,832	$76,371
Restricted cash	1,327	2,260	2,621	3,354
Total Cash, Cash Equivalents, and Restricted Cash	$89,734	$79,053	$106,453	$79,725

Inventories
The components of inventories are as follows:

	September 28, 2024	December 30, 2023
(In thousands)
Raw Materials	$69,672	$66,738
Work in Process	37,767	32,147
Finished Goods (includes $804 and $5,182 at customer locations)	61,813	53,792
	$169,252	$152,677

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
September 28, 2024
Definite-Lived
Customer relationships	$333,966	$(122,730)	$(5,558)	$205,678
Product technology	92,535	(47,816)	(2,157)	42,562
Tradenames	16,579	(4,860)	(380)	11,339
Other	24,721	(20,129)	(571)	4,021
	467,801	(195,535)	(8,666)	263,600
Indefinite-Lived
Tradenames	29,059	—	(448)	28,611
Acquired Intangible Assets	$496,860	$(195,535)	$(9,114)	$292,211

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
December 30, 2023
Definite-Lived
Customer relationships	$218,959	$(108,519)	$(5,562)	$104,878
Product technology	67,576	(43,786)	(2,367)	21,423
Tradenames	7,039	(4,262)	(388)	2,389
Other	20,320	(17,715)	(604)	2,001
	313,894	(174,282)	(8,921)	130,691
Indefinite-Lived
Tradenames	29,059	—	(464)	28,595
Acquired Intangible Assets	$342,953	$(174,282)	$(9,385)	$159,286

Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Intangible assets recorded in connection with the Company's 2024 acquisitions totaled $153,895,000. See Note 2, Acquisitions, for further details.

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 30, 2023
Gross balance	$120,782	$212,732	$144,108	$477,622
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	120,782	127,194	144,108	392,084
2024 Activity
Acquisitions (Note 2)	16,018	36,405	47,808	100,231
Measurement period adjustment for 2023 acquisition	—	(22)	—	(22)
Currency translation	767	(680)	725	812
Total 2024 activity	16,785	35,703	48,533	101,021
Balance at September 28, 2024
Gross balance	137,567	248,435	192,641	578,643
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$137,567	$162,897	$192,641	$493,105

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet. The changes in the carrying amount of product warranty obligations are as follows:

	Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023
Balance at Beginning of Year	$8,154	$7,283
Provision charged to expense	4,463	4,879
Usage	(2,972)	(3,391)
Acquisitions	473	—
Currency translation	37	(90)
Balance at End of Period	$10,155	$8,681

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
The following table presents revenue by revenue recognition method:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2024	2023	2024	2023
Point in Time	$238,971	$216,956	$701,199	$643,430
Over Time	32,643	27,226	94,155	75,563
	$271,614	$244,182	$795,354	$718,993

The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2024	2023	2024	2023
Revenue by Product Type:
Parts and consumables	$176,961	$149,564	$520,836	$454,209
Capital	94,653	94,618	274,518	264,784
	$271,614	$244,182	$795,354	$718,993
Revenue by Geography (based on customer location):
North America	$172,186	$133,780	501,220	401,618
Europe	57,309	66,491	176,289	181,273
Asia	26,724	27,393	74,248	88,030
Rest of world	15,395	16,518	43,597	48,072
	$271,614	$244,182	$795,354	$718,993

See Note 11, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents contract balances from contracts with customers:

	September 28, 2024	December 30, 2023
(In thousands)
Contract Assets	$14,534	$8,366
Contract Liabilities	$58,324	$79,397

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
The Company recognized revenue of $8,897,000 in the third quarter of 2024 and $9,613,000 in the third quarter of 2023, and $66,036,000 in the first nine months of 2024 and $56,841,000 in the first nine months of 2023 that was included in the contract liabilities balance at the beginning of 2024 and 2023, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital equipment contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations was $25,268,000 as of September 28, 2024. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 56% of which is expected to occur within the next twelve months and the remaining 44% thereafter.

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $6,707,000 at September 28, 2024 and $10,826,000 at December 30, 2023, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At September 28, 2024, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
In December 2021, the Organisation for Economic Co-operation and Development (OECD) released model rules introducing a new 15% global minimum tax for large multinational enterprises with an annual global revenue exceeding 750,000,000 euros (Pillar Two Rules). Since the release of the Pillar Two Rules, the OECD has issued four tranches of administrative guidance, as well as guidance on transitional safe harbor relief. Various countries, including the member states of the European Union, have adopted the Pillar Two Rules into their domestic laws, with certain rules coming into effect for fiscal years beginning in 2024. Some countries are in the process of drafting legislation for adoption in future years. While the Pillar Two Rules serve as a framework for implementing the minimum tax, countries may enact domestic laws that vary slightly from

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the Pillar Two Rules and may also adjust domestic tax incentives to align with the Pillar Two Rules on different timelines. The Company continues to monitor developments of the Pillar Two Rules and evaluate the potential impact they may have on the jurisdictions in which it operates, including eligibility to qualify for transitional safe harbor relief. The Company does not expect the Pillar Two Rules to have a material impact on its effective tax rate or consolidated financial statements for the fiscal year ending December 28, 2024.

Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). In November 2023, the FASB issued ASU No. 2023-07, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Under this ASU, a company is required to enhance its segment disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. This ASU is effective for the Company's fiscal year ending December 28, 2024, and interim periods beginning in fiscal 2025, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. This ASU will result in the Company including the additional disclosures in its consolidated financial statements when adopted.
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

2.    Acquisitions

The Company’s acquisitions have been accounted for using the acquisition method of accounting and the results of the acquired businesses are included in its condensed consolidated financial statements from the date of acquisition. Historically, acquisitions have been made at prices above the fair value of identifiable net assets, resulting in goodwill. Acquisition costs were $469,000 in the third quarter of 2024 and $2,533,000 in the nine months ended September 28, 2024 and are included in selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company expects several synergies in connection with the acquisitions described below, including expansion of product sales into new markets by leveraging its global sales network and relationships, broadening its product portfolio, and strengthening its position in each segment's markets. The Company funded the acquisitions primarily through borrowings under its revolving credit facility.

Key Knife, Inc.
On January 1, 2024, the Company acquired Key Knife Inc. and certain of its affiliates (collectively, Key Knife) pursuant to a securities purchase agreement dated December 22, 2023, for $153,386,000, net of cash acquired. Key Knife is a global supplier of engineered knife systems for custom chipping, planing, and flaking solutions for wood products industries, with revenue of approximately $65,000,000 for the twelve months ended September 30, 2023, and is part of the Company's Industrial Processing segment. Goodwill from the Key Knife acquisition was $36,203,000, of which $29,479,000 is expected to be deductible for tax purposes over 15 years. In addition, separately identifiable intangible assets acquired were $91,620,000, of which $77,400,000 is expected to be deductible for tax purposes over 15 years.
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

KWS Manufacturing Company, Ltd.
On January 24, 2024, the Company acquired all of the outstanding equity securities of KWS Manufacturing Company, Ltd. (KWS) for $81,247,000, subject to a post-closing adjustment. The Company paid $81,009,000 at closing and assumed a $238,000 bank overdraft. KWS is a leading manufacturer of conveying equipment for the bulk material handling industry, with revenue of approximately $45,000,000 for the twelve months ended September 30, 2023, and is part of the Company's Material

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Handling segment. Goodwill from the KWS acquisition was $38,207,000 and separately identifiable intangibles assets were $28,500,000, both of which are expected to be fully deductible for tax purposes over 15 years.

Dynamic Sealing Technologies LLC
On May 31, 2024, the Company acquired all of the outstanding equity securities of Dynamic Sealing Technologies LLC and affiliates (collectively, DSTI) for $53,661,000, net of cash acquired and subject to a post-closing adjustment. DSTI is a leading manufacturer of engineered fluid sealing and transfer solutions for rotating applications, with revenue of approximately $25,000,000 for the twelve months ended March 31, 2024, and is part of the Company's Flow Control segment. Goodwill from the DSTI acquisition was $15,580,000, of which $15,251,000 is expected to be deductible for tax purposes over 15 years. In addition, separately identifiable intangible assets acquired were $24,290,000, all of which are expected to be fully deductible for tax purposes over 15 years.

Other Acquisitions
On May 2, 2024, the Company acquired a service business in Germany, which is included in the Company's Material Handling segment, for $3,352,000, net of cash acquired and subject to a post-closing adjustment.
On May 6, 2024, the Company acquired the remaining outstanding shares of a Key Knife subsidiary in which the Company previously held a noncontrolling interest for $523,000 in cash.
On August 21, 2024, the Company acquired a technology company as part of its Material Handling segment. The total purchase price was approximately $11,829,000, which included cash paid at closing of $8,623,000 net of cash acquired, an estimated post-closing adjustment of $1,421,000 to be paid within 18 months of closing, and contingent consideration with a fair value of $1,785,000. The contingent consideration is payable upon the achievement of certain revenue performance targets earned between June 30, 2025 and June 30, 2027. The maximum future value of the contingent consideration subject to payment is approximately $12,068,000, calculated using the foreign currency spot rate at September 28, 2024. The valuation of the contingent consideration is dependent on the following assumptions: the probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rate. These assumptions were estimated based on a review of historical and projected results. See Note 10, Fair Value Measurements and Fair Value of Financial Instruments, for additional information related to the fair value of the contingent consideration assumed in the acquisition.
In August 2024, the Company acquired certain other assets for a total of $1,755,000 in cash.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Purchase Price Allocation
The following table summarizes the aggregate purchase price and estimated fair values of the net assets and noncontrolling interests acquired related to the 2024 acquisitions:

(In thousands)	Total
Cash and Cash Equivalents	$11,509
Accounts Receivable	12,143
Inventories	27,461
Other Current Assets	3,472
Property, Plant, and Equipment	37,061
Other Assets	14,249
Definite-Lived Intangible Assets
Customer relationships	114,995
Product technology	24,959
Tradenames	9,540
Other	4,401
Goodwill	100,231
Total assets acquired	360,021

Accounts Payable	3,316
Customer Deposits	3,275
Other Current Liabilities	9,895
Long-Term Deferred Income Taxes	5,455
Other Long-Term Liabilities	13,634
Total liabilities assumed	35,575
Noncontrolling interests acquired	9,319
Net assets and noncontrolling interests acquired	$315,127

Purchase Price:
Cash Paid	$313,533
Fair Value of Contingent Consideration (Note 10)	1,785
Estimated Remaining Post-closing Adjustments, Net	(191)
$315,127
The final purchase accounting and purchase price allocations remain subject to change as the Company continues to refine its preliminary valuation of certain acquired assets and liabilities assumed, which may result in adjustments to the assets and liabilities, including goodwill. The Company expects purchase price allocation adjustments will relate to the valuation of acquired intangibles, inventory, and deferred income taxes primarily associated with its acquisitions made in the second and third quarters of 2024. Measurement period adjustments were not material to the Company's financial position or results of operations in the third quarter and first nine months of 2024.
The weighted-average amortization period for the definite-lived intangible assets related to the 2024 acquisitions is 17 years, including weighted-average amortization periods of 18 years for customer relationships, 12 years for product technology, and 20 years for tradenames.
Revenue and operating income for the three- and nine-month periods ended September 28, 2024 associated with the 2024 acquisitions from their respective acquisition dates, are as follows:

(In thousands)	Three Months Ended September 28, 2024	Nine Months Ended September 28, 2024
Revenue	$30,477	$82,075
Operating Income (a)	$1,651	$4,258
(a)    Includes amortization expense associated with acquired profit in inventory and backlog of $1,892,000 in the three months ended September 28, 2024 and $6,246,000 in the nine months ended September 28, 2024.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unaudited Supplemental Pro Forma Information
Had the Key Knife, KWS, and DSTI acquisitions been completed as of the beginning of 2023, the Company’s pro forma results of operations for the three- and nine-month periods ended September 28, 2024 and September 30, 2023 would have been as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Revenue	$271,614	$278,202	$806,946	$821,052
Net Income Attributable to Kadant	$33,497	$28,973	$92,264	$80,131
Earnings per Share Attributable to Kadant
Basic	$2.85	$2.48	$7.86	$6.85
Diluted	$2.84	$2.47	$7.84	$6.84
The historical consolidated pro forma financial information of the Company, Key Knife, KWS, and DSTI above has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisitions and related financing arrangements, (ii) expected to have a continuing impact on the Company, and (iii) factually supportable.
Pro forma results include the following non-recurring pro forma adjustments:
•Pre-tax charge to cost of revenue of $1,181,000 in the three months ended September 30, 2023 and $4,745,000 in the nine months ended September 30, 2023 and reversal of $1,181,000 in the three months ended September 28, 2024 and $4,041,000 in the nine months ended September 28, 2024 for the sale of inventory revalued at the date of acquisition.
•Pre-tax charge to SG&A expenses of $412,000 in the three months ended September 30, 2023 and $2,535,000 in the nine months ended September 30, 2023 and reversal of $680,000 in the three months ended September 28, 2024 and $1,855,000 in the nine months ended September 28, 2024 for intangible asset amortization related to acquired backlog.
•Pre-tax charge to SG&A expenses of $2,533,000 in the nine months ended September 30, 2023 and reversal of $469,000 in the three months ended September 28, 2024 and $2,533,000 in the nine months ended September 28, 2024 for acquisition costs.
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

3.    Other Costs

Relocation Costs
The Company incurred costs of $535,000 in the third quarter of 2023 and $609,000 in the nine months ended September 30, 2023 within its Industrial Processing segment related to the write-down of certain fixed assets that were not moved to a new manufacturing facility in China and facility moving costs.

Restructuring and Impairment Costs
The Company initiated a restructuring plan within its Flow Control segment in the third quarter of 2023 to consolidate a small manufacturing operation into a larger facility in Germany. As part of this restructuring plan, the Company incurred restructuring and impairment costs totaling $434,000 in the third quarter and nine months ended September 30, 2023, including severance costs of $369,000 for the termination of 10 employees, asset write-downs of $36,000, and facility and other closure costs of $29,000.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Severance Costs	Contract Termination Costs	Total
2023 Restructuring Plan
Balance at December 30, 2023	$201	$313	$514
Usage	(195)	(303)	(498)
Currency translation	(6)	(10)	(16)
Balance at September 28, 2024	$—	$—	$—
4.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Income Attributable to Kadant	$31,586	$30,864	$87,566	$88,673

Basic Weighted Average Shares	11,745	11,706	11,737	11,697
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	35	34	26	22
Diluted Weighted Average Shares	11,780	11,740	11,763	11,719

Basic Earnings per Share	$2.69	$2.64	$7.46	$7.58

Diluted Earnings per Share	$2.68	$2.63	$7.44	$7.57

The effect of outstanding and unvested restricted stock units (RSUs) of the Company’s common stock totaling 5,000 shares in the third quarter of 2024, 5,000 shares in the third quarter of 2023, 21,000 in the first nine months of 2024 and 23,000 in the first nine months of 2023 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the respective reporting periods.

5.    Provision for Income Taxes

The provision for income taxes was $31,810,000 in the first nine months of 2024 and $31,761,000 in the first nine months of 2023.
The effective tax rate of 26% in the first nine months of 2024 was higher than the Company’s statutory rate of 21% primarily due to the distribution of the Company’s worldwide earnings, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by foreign tax credits.
The effective tax rate of 26% in the first nine months of 2023 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, state taxes, and nondeductible expenses.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Long-Term Obligations

Long-term obligations are as follows:

	September 28, 2024	December 30, 2023
(In thousands)
Revolving Credit Facility, due 2027	$314,467	$98,761
Senior Promissory Notes, due 2024 to 2028	8,330	8,330
Finance Leases, due 2024 to 2029	1,931	1,789
Other Borrowings, due 2024 to 2028	1,704	1,995
Total	326,432	110,875
Less: Current Maturities of Long-Term Obligations	(3,263)	(3,209)
Long-Term Obligations	$323,169	$107,666

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
During the first nine months of 2024, the Company borrowed an aggregate of $305,211,000 under the Credit Agreement, which was primarily used to fund the Company's 2024 acquisitions. See Note 2, Acquisitions, for further details.
As of September 28, 2024, the outstanding balance under the Credit Agreement was $314,467,000, which included $76,467,000 of euro-denominated borrowings. The Company had $85,321,000 of borrowing capacity available as of September 28, 2024, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 5.82% as of September 28, 2024 and 5.24% as of year-end 2023.

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

Debt Compliance
As of September 28, 2024, the Company was in compliance with the covenants related to its debt obligations.

7.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,627,000 in the third quarter of 2024, $2,357,000 in the third quarter of 2023, $7,926,000 in the first nine months of 2024 and $7,243,000 in the first nine months of 2023 within SG&A expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $11,319,000 at September 28, 2024, which will be recognized over a weighted average period of 1.7 years.

Non-Employee Director RSUs
On May 15, 2024, the Company granted an aggregate of 3,030 RSUs to its non-employee directors with an aggregate grant date fair value of $849,000, of which 50% vested on June 1, 2024, 25% vested on September 28, 2024 and the remaining 25% will vest on the last day of the fourth fiscal quarter of 2024 subject to continued service as a director on the vesting date.

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
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at December 30, 2023	$(43,013)	$(11)	$(38)	$(43,062)
Other comprehensive items before reclassifications	(1,761)	1	—	(1,760)
Reclassifications from AOCI	—	6	38	44
Net current period other comprehensive items	(1,761)	7	38	(1,716)
Balance at September 28, 2024	$(44,774)	$(4)	$—	$(44,778)

9.    Derivatives

The Company uses forward currency-exchange contracts that generally have maturities of twelve months or less to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result from assets and liabilities that are denominated in currencies other than the functional currencies of the Company's subsidiaries.
Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges and unrecognized gains and losses are recorded to AOCI, net of tax. Deferred gains and losses are recognized in the statement of income in the period in which the underlying transaction occurs. The fair values of forward currency-exchange contracts that are designated as fair value hedges and forward currency-exchange contracts that are not designated as hedges are recognized currently in earnings. Gains and losses reported within SG&A expenses in the accompanying condensed consolidated statement of income associated with the Company's forward currency-exchange contracts that were not designated as hedges were not material for the three- and nine-month periods ended September 28, 2024 and September 30, 2023.
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		September 28, 2024		December 30, 2023
(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
Derivatives Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$—	$—	$(51)	$430

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$28	$839	$8	$701
(a) See Note 10, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b) The 2024 notional amounts are indicative of the level of the Company's recurring derivative activity.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity in AOCI associated with the Company's foreign currency exchange contract designated as a cash flow hedge as of and for the nine months ended September 28, 2024:

(In thousands)	Total
Unrealized Loss, Net of Tax, at December 30, 2023	$(38)
Loss recognized in AOCI	38
Unrealized Loss, Net of Tax, at September 28, 2024	$—

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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of September 28, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$15,071	$—	$—	$15,071
Banker's acceptance drafts (a)	$—	$6,707	$—	$6,707
Forward currency-exchange contracts	$—	$28	$—	$28
Liabilities:
Contingent consideration (Note 2) (b)	$—	$—	$1,862	$1,862

	Fair Value as of December 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$14,795	$—	$—	$14,795
Banker's acceptance drafts (a)	$—	$10,826	$—	$10,826
Forward currency-exchange contracts	$—	$8	$—	$8
Liabilities:
Forward currency-exchange contract	$—	$51	$—	$51
(a)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(b)Included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2024. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The Company estimates the fair value of contingent consideration through valuation models that incorporate probability adjusted assumptions and simulations related to the achievement of milestones and the likelihood of making the related payment. The unobservable inputs used in the fair value measurements include the probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rates. Projected contingent

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consideration related to revenue-based payments are discounted back to the current period using a discounted cash flow model. Changes to the fair value of contingent consideration can result from changes to one or multiple inputs, including the discount rate, projected revenue, revenue volatility, and the assumed probabilities of successful achievement of certain revenue targets.
The following table provides a rollforward of the change in the fair value of the contingent consideration as determined by level 3 inputs:

(In thousands)	Total
Balance Measured at Inception (Note 2)	$1,785
Currency translation	77
Balance at September 28, 2024	$1,862
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	September 28, 2024		December 30, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$314,467	$314,467	$98,761	$98,761
Senior promissory notes	8,330	8,370	8,330	8,182
Other	1,704	1,704	1,995	1,995
	$324,501	$324,541	$109,086	$108,938

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present financial information for the Company's reportable operating segments and include the results from the 2024 acquisitions from the date of acquisition. See Note 2, Acquisitions, for further details.

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2024	2023	2024	2023
Revenue
Flow Control	$97,521	$90,798	$276,493	$276,048
Industrial Processing	110,696	94,220	331,310	267,729
Material Handling	63,397	59,164	187,551	175,216
	$271,614	$244,182	$795,354	$718,993
Income Before Provision for Income Taxes
Flow Control (a)	$24,281	$24,246	$69,521	$74,256
Industrial Processing (b)	25,969	19,023	70,060	51,968
Material Handling (c)	8,793	10,345	25,522	30,006
Corporate (d)	(10,056)	(10,070)	(30,788)	(29,494)
Total operating income	48,987	43,544	134,315	126,736
Interest expense, net (e)	(5,109)	(1,669)	(14,000)	(5,669)
Other expense, net	(16)	(20)	(48)	(62)
	$43,862	$41,855	$120,267	$121,005
Capital Expenditures
Flow Control	$1,894	$1,195	$5,729	$3,889
Industrial Processing	1,209	7,299	5,943	16,007
Material Handling	1,074	350	3,737	2,170
Corporate	8	4	21	28
	$4,185	$8,848	$15,430	$22,094

	September 28,	December 30,
(In thousands)	2024	2023
Total Assets
Flow Control	$456,173	$391,719
Industrial Processing	591,740	443,189
Material Handling	429,204	326,226
Corporate	12,223	14,531
	$1,489,340	$1,175,665
(a)Includes acquisition-related costs of $1,428,000 in the third quarter of 2024 and $2,482,000 in the nine months ended September 28, 2024. Acquisition-related expenses include acquisition costs and amortization expense associated with acquired profit in inventory and backlog. Includes restructuring and impairment costs of $434,000 in both the third quarter and the nine months ended September 30, 2023.
(b)Includes acquisition-related costs of $631,000 in the third quarter of 2024 and $2,904,000 in the nine months ended September 28, 2024. Includes relocation costs of $535,000 in the third quarter of 2023 and $609,000 in the nine months ended September 30, 2023.
(c)Includes acquisition-related costs of $302,000 in the third quarter of 2024 and $3,393,000 in the nine months ended September 28, 2024.
(d)Represents general and administrative expenses.
(e)The Company does not allocate interest expense, net to its segments.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $10,476,000 at September 28, 2024 and $9,090,000 at December 30, 2023 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Overview
Company Background
We are a global supplier of technologies and engineered systems that drive Sustainable Industrial Processing®. Our products and services play an integral role in enhancing efficiency, optimizing energy utilization, and maximizing productivity in process industries while helping our customers advance their sustainability initiatives with products that reduce waste or generate more yield with fewer inputs, particularly fiber, energy, and water. Producing more while consuming less is a core aspect of Sustainable Industrial Processing and a major element of the strategic focus of our business.
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

Industry and Business Overview
Our consolidated bookings increased 15% to $240.3 million in the third quarter of 2024 compared to the third quarter of 2023, due to strong contributions from our recent acquisitions and increased demand for our parts and consumables products. While demand for our parts and consumables products remains strong, we have seen a lengthening in the timing for securing capital orders as customers are being more cautious with some delaying large capital expenditures to later in the year or into 2025. This is due to several factors, including economic uncertainty surrounding actions by central banks, macroeconomic conditions abroad, and the consolidation of some of our large customers. These sluggish market conditions led to a 2% decrease

KADANT INC.

in organic bookings, which is defined as bookings excluding the effect of foreign currency translation and acquisitions, compared to the third quarter of 2023. We anticipate stronger capital bookings in the fourth quarter of 2024 as customers prepare for 2025 projects, which we expect will result in sequentially higher bookings. However, the timing of securing capital orders can be uncertain and could shift by quarter due to macroeconomic uncertainty or other factors. The high percentage of aftermarket business at our recent acquisitions is expected to lead to increased annual bookings from our parts and consumables products in 2024. Looking beyond 2024, we see long-term strength in our end markets as customers continue to turn to our products to help maximize productivity with more efficient production processes. In addition, we see growth opportunities from proposed and adopted legislation in the U.S. and abroad aimed at fueling investment, including those targeting environmental initiatives.
An overview of our business by segment is as follows:
•Flow Control – Our Flow Control segment bookings increased 7% compared to the third quarter of 2023, including a 12% increase from acquisitions. Organic bookings decreased 5% compared to the third quarter of 2023 led by decreased demand for our capital equipment products in Europe as a result of challenging market conditions and a slowdown in manufacturing activity. In Europe, there is continued uncertainty in the end markets we serve primarily due to geopolitical tensions and weak macroeconomic conditions. In North America, demand for our capital equipment in 2024 has been impacted by mill shutdowns and the consolidation of some of our large customers. We expect steady demand in our Flow Control segment in the fourth quarter of 2024.
•Industrial Processing – Our Industrial Processing segment bookings increased 27% compared to the third quarter of 2023, including 20% from acquisitions and 7% from organic bookings. The increase in organic bookings was led by increased demand for our parts and consumables products, especially in North America. We had stable demand for our capital equipment products in this segment in the third quarter of 2024 with increases at our stock-preparation business, offset in part by softness at our wood processing business. The number of dormant or idle lines in the North American lumber industry has remained high as lumber producers await market improvement. Demand for oriented strand board (OSB) was strong and mill operations drove solid parts and consumables bookings. Weakness in new home starts in the U.S. is expected to be offset by an uptick in home improvement projects, which will result in increased demand for OSB. lumber, and our products. We expect sequentially higher bookings in the fourth quarter of 2024 due to capital project activity.
•Material Handling – Our Material Handling segment bookings increased 10% compared to the third quarter of 2023, including a 19% increase from acquisitions. Organic bookings decreased 9% compared to the third quarter of 2023 led by weak demand at our conveying and vibratory business where market conditions have caused customers to be more cautious with large capital expenditures. However, the long-term outlook for the aggregates industry remains strong, particularly in North America, fueled by new infrastructure projects as a result of significant federal and state investment. Organic bookings increased at our baling business due to strong demand for our capital products as more industries focus on waste reduction and recycling. We expect demand in our Material Handling segment to remain stable in the fourth quarter of 2024.
Our global operations have been and continue to be impacted by complex market conditions fueled by inflationary pressures, geopolitical tensions, labor availability and uncertainty in the markets. While the U.S economy has proven more resilient than predicted, growth in the European economy has slowed due to high interest rates and elevated inflation, and China's manufacturing activity has contracted. We expect our operating environment to continue to be challenging, which creates continued uncertainty in the short-term. However, we believe that the fundamentals of our business remain strong, particularly given our solid market position in key product lines, solid global operations teams, and long-term strength of our end markets.
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
See Note 2, Acquisitions, in the accompanying condensed consolidated financial statements for further information related to our 2024 acquisitions.

Results of Operations

Third Quarter 2024 Compared With Third Quarter 2023

Revenue
The following table presents the change in revenue by segment between the third quarters of 2024 and 2023, and those changes excluding the effect of foreign currency translation and acquisitions which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by segment in the third quarters of 2024 and 2023 is as follows:

	Three Months Ended		Increase		Currency Translation	Acquisitions	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	September 28, 2024	September 30, 2023		% Change			Increase (Decrease)	% Change
Flow Control	$97,521	$90,798	$6,723	7%	$(572)	$5,574	$1,721	2%
Industrial Processing	110,696	94,220	16,476	17%	(527)	14,926	2,077	2%
Material Handling	63,397	59,164	4,233	7%	214	10,020	(6,001)	(10)%
Consolidated	$271,614	$244,182	$27,432	11%	$(885)	$30,520	$(2,203)	(1)%

KADANT INC.

Consolidated revenue increased 11% in the third quarter of 2024, while organic revenue decreased 1%. The decrease in organic revenue is largely due to decreased demand for capital equipment products at our Material Handling segment, partially offset by increased demand for our parts and consumables products, especially at our Industrial Processing segment. From a geographic perspective, the majority of the organic revenue decrease was driven by softening demand in Europe due to weak macroeconomic conditions, offset in part by higher demand in North America where the U.S. economy and industrial demand continued to demonstrate resiliency against inflationary pressures.
Revenue at our Flow Control segment increased 7% in the third quarter of 2024, including a 6% increase from acquisitions. Organic revenue increased 2% in the third quarter of 2024 due to higher demand for our capital equipment products in North America driven by continued strength in the U.S. economy and underlying packaging industry and, to a lesser extent, in China where the government has implemented initiatives to encourage investment activity. This increase was offset by decreased demand for our capital equipment products in Europe as a result of challenging market conditions and a slowdown in manufacturing activity.
Revenue at our Industrial Processing segment increased 17% in the third quarter of 2024, including a 16% increase from acquisitions. Organic revenue increased 2% due to increased demand for our parts and consumables products in North America. Demand for replacement parts at our wood processing business remains strong, offsetting lower capital project activity resulting from continued weakness in new home starts. At our stock-preparation business, increased demand for capital equipment products, primarily related to replacement and refurbishment projects in North America, was partially offset by decreased demand for our parts and consumable products in China and Europe.
Revenue at our Material Handling segment increased 7% in the third quarter of 2024, including a 17% increase from acquisitions. Organic revenue decreased 10% due to weaker demand for our products in both North America and Europe. At our vibratory and conveying business in North America, several large projects in the third quarter of 2023 resulted in comparatively lower revenue in the third quarter of 2024. Constrained market conditions in Europe resulted in decreased demand for our baling products, especially our parts and consumables products.

Gross Profit Margin
Gross profit margin by segment in the third quarters of 2024 and 2023 is as follows:

	Three Months Ended		Basis Point Change
	September 28, 2024	September 30, 2023
Flow Control	51.8%	52.2%	(40)	bps
Industrial Processing	44.0%	39.5%	450	bps
Material Handling	35.0%	35.7%	(70)	bps
Consolidated	44.7%	43.3%	140	bps

Consolidated gross profit margin increased to 44.7% in the third quarter of 2024 compared with 43.3% in the third quarter of 2023 due to higher margins achieved on our capital equipment products across all our segments, especially at our Industrial Processing segment. This increase was partially offset by the inclusion of $1.2 million of amortization expense related to acquired profit in inventory, which lowered consolidated gross profit margin in 2024 by 0.5 percentage points.
Within our operating segments, gross profit margin:
•Decreased to 51.8% at our Flow Control segment from 52.2% in the 2023 period primarily due to the inclusion of $0.7 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.8 percentage points.
•Increased to 44.0% at our Industrial Processing segment from 39.5% in the 2023 period due to higher margins achieved on both our capital equipment and parts and consumable products, and, to a lesser extent, a higher proportion of parts and consumables revenue. This was partially offset by the inclusion of $0.5 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.4 percentage points.
•Decreased to 35.0% at our Material Handling segment from 35.7% in the 2023 period primarily due to lower margins achieved on our parts and consumable products, partially offset by higher margins achieved on our capital equipment.

KADANT INC.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the third quarters of 2024 and 2023 are as follows:

	Three Months Ended
(In thousands, except percentages)	September 28, 2024	September 30, 2023	Increase	% Change
Flow Control	$24,791	$21,538	$3,253	15%
Industrial Processing	21,324	15,968	5,356	34%
Material Handling	12,874	10,332	2,542	25%
Corporate	10,054	10,051	3	—%
Consolidated	$69,043	$57,889	$11,154	19%
Consolidated as a Percentage of Revenue	25%	24%
Consolidated SG&A expenses as a percentage of revenue increased to 25% in the third quarter of 2024 from 24% in the third quarter of 2023 due to the impact of our acquisitions and acquisition-related costs. Consolidated SG&A expenses increased $11.2 million, or 19%, primarily due to the inclusion of $9.7 million of SG&A expenses from acquisitions and an incremental $1.2 million of acquisition-related costs. Acquisition-related costs included in SG&A consist of amortization expense associated with acquired backlog and acquisition costs.
Within our operating segments, SG&A expenses:
•Increased $3.3 million at our Flow Control segment principally due to the inclusion of $2.2 million of SG&A expenses from acquisitions, $0.7 million of acquisition-related costs and increased compensation expense.
•Increased $5.4 million at our Industrial Processing segment due to the inclusion of $4.8 million of SG&A expenses from acquisitions, $0.2 million of acquisition-related costs and increased compensation costs and travel expenses.
•Increased $2.5 million at our Material Handling segment principally due to the inclusion of $2.7 million of SG&A expenses from acquisitions and $0.3 million of acquisition-related costs, partially offset by a decrease in expense from sales incentives.

Other Costs
Other costs of $1.0 million in the third quarter of 2023 included the following:
•Relocation costs of $0.5 million within our Industrial Processing segment related to the write-down of certain fixed assets that were not moved to a new manufacturing facility in China and facility moving costs.
•Restructuring and impairment costs of $0.4 million within our Flow Control segment related to the consolidation of a small manufacturing operation into a larger facility in Germany (2023 Restructuring Plan). This charge consisted of severance costs for the termination of 10 employees, asset write-downs, and facility and other closure costs.

Interest Expense
Interest expense increased to $5.5 million in the third quarter of 2024 from $2.1 million in the third quarter of 2023 due to increased borrowings under our revolving credit facility, which were primarily used to fund our acquisitions and, to a lesser extent, a higher weighted-average interest rate.

Provision for Income Taxes
Provision for income taxes increased to $12.0 million in the third quarter of 2024 from $10.8 million in the third quarter of 2023.
The effective tax rate of 27% in the third quarter of 2024 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, nondeductible expenses, the cost of repatriating the earnings of certain foreign subsidiaries, and tax expense associated with the Global Intangible Low-Taxed Income provisions. These items were offset in part by foreign tax credits.
The effective tax rate of 26% in the third quarter of 2023 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings and state taxes.

KADANT INC.

Net Income
Net income increased to $31.9 million in the third quarter of 2024 from $31.0 million in the third quarter of 2023 primarily due to a $5.4 million increase in operating income, offset in part by a $3.4 million increase in interest expense and a $1.1 million increase in provision for income taxes (see discussions above for further details).

First Nine Months 2024 Compared With First Nine Months 2023

Revenue
The following table presents changes in revenue and organic revenue by segment between the first nine months of 2024 and 2023. Organic revenue is a non-GAAP measure as defined above in the results of operations for the third quarter of 2024 compared with the third quarter of 2023.
Revenue by segment in the first nine months of 2024 and 2023 is as follows:

	Nine Months Ended				Currency Translation	Acquisitions	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	September 28, 2024	September 30, 2023	Increase	% Change			Increase (Decrease)	% Change
Flow Control	$276,493	$276,048	$445	—%	$(600)	$7,098	$(6,053)	(2)%
Industrial Processing	331,310	267,729	63,581	24%	(2,026)	46,298	19,309	7%
Material Handling	187,551	175,216	12,335	7%	253	28,869	(16,787)	(10)%
Consolidated	$795,354	$718,993	$76,361	11%	$(2,373)	$82,265	$(3,531)	—%

Consolidated revenue in the first nine months of 2024 increased 11%, while organic revenue remained flat. Weaker demand at our Material Handling and Flow Control segments was largely offset by stronger demand at our Industrial Processing segment, especially for our capital equipment products. From a geographic perspective, organic revenue was impacted by softening demand in Asia and Europe due to weak macroeconomic conditions, largely offset by stronger industrial demand in North America.
Revenue at our Flow Control segment remained flat while organic revenue decreased 2% in the first nine months of 2024 due to decreased demand for our capital equipment products in Europe reflecting the challenging market conditions and slowdown in manufacturing activity. This decrease was partially offset by higher demand for our capital equipment products in North America driven by continued strength in the U.S. economy and underlying packaging industry.
Revenue at our Industrial Processing segment increased 24% in the first nine months of 2024, including a 17% increase from acquisitions. Organic revenue increased 7% in the first nine months of 2024 primarily due to increased demand for our capital equipment products at our stock-preparation and wood processing businesses and for our aftermarket products at our wood processing business. Revenue from parts and consumables products increased 8% at our wood processing business due to maintenance requirements for our customers in North America. At our stock-preparation business, capital equipment revenue increased 24% due to higher completion rates on large projects recognized on an over time basis in China and increased replacement and refurbishment projects in North America.
Revenue at our Material Handling segment increased 7% in the first nine months of 2024, including a 17% increase from acquisitions. Organic revenue decreased 10% driven by weaker demand for our products in North America and Europe. At our baling business in Europe, decreased demand for our capital equipment products resulted from weaker market conditions, which have lengthened quote-to-order times and delayed several large projects to later in the year. At our conveying and vibratory business, several large parts orders associated with capital projects in the first nine months of 2023 resulted in comparatively lower organic parts and consumables revenue in the first nine months of 2024.

KADANT INC.

Gross Profit Margin
Gross profit margin by segment in the first nine months of 2024 and 2023 is as follows:

	Nine Months Ended		Basis Point Change
	September 28, 2024	September 30, 2023
Flow Control	52.9%	52.3%	60	bps
Industrial Processing	42.3%	39.8%	250	bps
Material Handling	36.2%	36.2%	—	bps
Consolidated	44.5%	43.7%	80	bps

Consolidated gross profit margin increased to 44.5% in the first nine months of 2024 compared with 43.7% in the first nine months of 2023 due to higher margins achieved on our capital equipment products across all our segments, especially at our Industrial Processing segment. This increase was partially offset by the inclusion of $4.1 million of amortization expense related to acquired profit in inventory, which lowered consolidated gross profit margin in 2024 by 0.6 percentage points.
Within our operating segments, gross profit margin:
•Increased to 52.9% at our Flow Control segment from 52.3% in the 2023 period primarily due to higher margins achieved on our capital equipment products. This increase was partially offset by the inclusion of $1.0 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.3 percentage points.
•Increased to 42.3% at our Industrial Processing segment from 39.8% in the 2023 period due to higher margins achieved on our capital equipment products and, to a lesser extent, a higher proportion of parts and consumables revenue. These increases were partially offset by the inclusion of $2.1 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.7 percentage points.
•Remained flat at 36.2% at our Material Handling segment. The impact of a higher proportion of parts and consumables revenue in 2024 was offset by the inclusion of $1.0 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.6 percentage points.

Selling, General, and Administrative Expenses
SG&A expenses by segment in the first nine months of 2024 and 2023 are as follows:

	Nine Months Ended
(In thousands, except percentages)	September 28, 2024	September 30, 2023	Increase	% Change
Flow Control	$72,186	$65,955	$6,231	9%
Industrial Processing	65,708	48,943	16,765	34%
Material Handling	40,672	32,070	8,602	27%
Corporate	30,786	29,473	1,313	4%
Consolidated	$209,352	$176,441	$32,911	19%
Consolidated as a Percentage of Revenue	26%	25%

Consolidated SG&A expenses as a percentage of revenue increased to 26% in the first nine months of 2024 compared with 25% in the first nine months of 2023 principally due to the impact of our acquisitions and acquisition-related costs. Consolidated SG&A expenses increased $32.9 million, or 19%, primarily due to the inclusion of $25.3 million of SG&A expenses from acquisitions, $4.7 million of acquisition-related costs and increased compensation expense associated with new and existing personnel.
Within our operating segments, SG&A expenses:
•Increased $6.2 million at our Flow Control segment principally due to the inclusion of $2.9 million of SG&A expenses from acquisitions, $1.5 million of acquisition-related costs and increased compensation expense.
•Increased $16.8 million at our Industrial Processing segment due to the inclusion of $14.7 million of SG&A expenses from acquisitions, $0.8 million of acquisition-related costs and increased compensation expense associated with new and existing personnel. These increases were partially offset by a $0.4 million favorable effect of foreign currency translation.

KADANT INC.

•Increased $8.6 million at our Material Handling segment primarily due to the inclusion of $7.7 million of SG&A expenses from acquisitions and $2.4 million of acquisition-related costs, partially offset by a decrease in expense related to external commissions and sales incentives.
•Increased $1.3 million at Corporate due to increased compensation expense and consulting costs.

Other Costs
Other costs of $1.0 million in the first nine months of 2023 included the following:
•Relocation costs of $0.6 million within our Industrial Processing segment related to the write-down of certain fixed assets that were not moved to a new manufacturing facility in China and facility moving costs.
•Restructuring and impairment costs of $0.4 million within our Flow Control segment related to the 2023 Restructuring Plan. This charge consisted of severance costs for the termination of 10 employees, asset write-downs, and facility and other closure costs.

Interest Expense
Interest expense increased to $15.4 million in the first nine months of 2024 from $6.7 million in the first nine months of 2023 due to increased borrowings under our revolving credit facility, which were primarily used to fund our acquisitions and, to a lesser extent, a higher weighted-average interest rate.

Provision for Income Taxes
Provision for income taxes was $31.8 million in both the first nine months of 2024 and the first nine months of 2023.
The effective tax rate of 26% in the first nine months of 2024 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by foreign tax credits.
The effective tax rate of 26% in the first nine months of 2023 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, and nondeductible expenses.

Net Income
Net income decreased to $88.5 million in the first nine months of 2024 from $89.2 million in the first nine months of 2023 primarily due to a $8.7 million increase in interest expense, offset in part by a $7.6 million increase in operating income (see discussions above for further details).

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
We use organic revenue to understand our trends and to forecast and evaluate our financial performance and compare revenue to prior periods (see discussion in Revenue above). Adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin exclude amortization expense related to acquired profit in inventory and backlog, acquisition costs, relocation costs, restructuring and impairment costs, and other income or expense, as indicated. These items are excluded as they are not indicative of our core operating results and are not comparable to other periods, which have differing levels of incremental costs, expenditures or income, or none at all. Additionally, we use free cash flow in order to provide insight on our ability to generate cash for acquisitions and debt repayments, as well as for other investing and financing activities.
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
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Income Attributable to Kadant	$31,586	$30,864	$87,566	$88,673
Net Income Attributable to Noncontrolling Interests	312	175	891	571
Provision for Income Taxes	11,964	10,816	31,810	31,761
Interest Expense, Net	5,109	1,669	14,000	5,669
Other Expense, Net	16	20	48	62
Operating Income	48,987	43,544	134,315	126,736
Acquired Profit in Inventory Amortization (a)	1,205	—	4,065	—
Acquired Backlog Amortization (b)	687	—	2,181	—
Acquisition Costs	469	—	2,533	—
Indemnification Asset (Provision) Reversal, Net (c)	(175)	(50)	(151)	127
Relocation Costs	—	535	—	609
Restructuring and Impairment Costs	—	434	—	434
Adjusted Operating Income (non-GAAP measure)	51,173	44,463	142,943	127,906
Depreciation and Amortization	12,088	8,234	34,324	24,917
Adjusted EBITDA (non-GAAP measure)	$63,261	$52,697	$177,267	$152,823
Adjusted EBITDA Margin (non-GAAP measure)	23.3%	21.6%	22.3%	21.3%

(a) Represents amortization expense within cost of revenue associated with acquired profit in inventory.
(b) Represents intangible amortization expense associated with acquired backlog.
(c) Represents the provision for or reversal of indemnification assets related to the establishment or release of tax reserves associated with uncertain tax positions.

A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cash Provided by Operating Activities	$52,478	$46,967	$103,375	$106,311
Capital Expenditures	(4,185)	(8,848)	(15,430)	(22,094)
Free Cash Flow (non-GAAP measure)	$48,293	$38,119	$87,945	$84,217

Liquidity and Capital Resources

Consolidated working capital was $264.3 million at September 28, 2024, compared with $225.8 million at December 30, 2023. Cash and cash equivalents were $88.4 million at September 28, 2024, compared with $103.8 million at December 30, 2023, which included cash and cash equivalents held by our foreign subsidiaries of $74.1 million at September 28, 2024 and $94.6 million at December 30, 2023.

KADANT INC.

Cash Flows
Cash flow information in the first nine months of 2024 and 2023 is as follows:

	Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023
Net Cash Provided by Operating Activities	$103,375	$106,311
Net Cash Used in Investing Activities	(315,871)	(20,060)
Net Cash Provided by (Used in) Financing Activities	196,774	(85,671)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(997)	(1,252)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(16,719)	$(672)

Operating Activities
Cash provided by operating activities decreased to $103.4 million in the first nine months of 2024 from $106.3 million in the first nine months of 2023 primarily due to an increase in cash used for working capital. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
Significant cash outflows associated with working capital in the first nine months of 2024 related to accounts receivable, customer deposits and other liabilities. An increase in accounts receivable used cash of $10.4 million primarily due to our revenue growth, and a decrease in customer deposits used cash of $21.6 million due to a reduction in capital equipment orders. Other liabilities used cash of $15.5 million primarily related to incentive compensation payments. These uses of cash were offset in part by cash provided from the shipment of inventory of $10.2 million and increases in accounts payable of $8.7 million related to inventory purchases and the timing of payments.
Significant cash outflows associated with working capital in the first nine months of 2023 related to accounts payable and accounts receivable. Decreases in accounts payable used cash of $12.9 million primarily due to the timing of payments. An increase in accounts receivable used cash of $10.7 million mainly due to our revenue growth and the timing of shipments. In addition, an increase in other liabilities provided cash of $5.9 million due in part to work performed by subcontractors and outside vendors.

Investing Activities
Cash used in investing activities was $315.9 million in the first nine months of 2024, compared with $20.1 million in the first nine months of 2023. Consideration paid for acquisitions, net of cash acquired, was $302.0 million in the first nine months of 2024. Additionally, cash used in investing activities included capital expenditures of $15.4 million in the first nine months of 2024 and $22.1 million in the first nine months of 2023.

Financing Activities
Cash provided by financing activities was $196.8 million in the first nine months of 2024, compared with cash used in financing activities of $85.7 million in the first nine months of 2023. Borrowings under our revolving credit facility were $305.2 million in 2024, which were primarily used to fund our 2024 acquisitions. Repayments of short- and long-term obligations were $91.4 million in 2024 compared to $71.9 million in 2023. Cash dividends paid to stockholders were $10.9 million in 2024 and $9.8 million in 2023. In addition, taxes paid related to the vesting of equity awards were $5.9 million in 2024 compared to $3.9 million in 2023.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $1.0 million decrease in cash, cash equivalents, and restricted cash in the first nine months of 2024 related to exchange rates was primarily attributable to the strengthening of the U.S. dollar against the Mexican peso and, to a lesser extent, the Brazilian real and the Canadian dollar. The $1.3 million decrease in cash, cash equivalents, and restricted cash in the first nine months of 2023 was primarily attributable to the strengthening of the U.S. dollar against the Chinese renminbi and, to a lesser extent, the euro and Swedish krona.

KADANT INC.

Borrowing Capacity and Debt Obligations
Our unsecured multi-currency revolving credit facility originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on November 30, 2027 and has a total borrowing capacity of $400.0 million.
In the first nine months of 2024, we borrowed $305.2 million under our revolving credit facility, which was primarily used to fund our acquisitions.
As of September 28, 2024, our outstanding balance under the Credit Agreement was $314.5 million, which included $76.5 million of euro-denominated borrowings, and we had $85.3 million of available borrowing capacity, in addition to a $200.0 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25. As of September 28, 2024, our leverage ratio was 1.13 and we were in compliance with our debt covenants. See Note 6, Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 16, 2024, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 16, 2024 to May 16, 2025. We have not repurchased any shares of our common stock under this authorization or our previous $50.0 million authorization that expired on May 18, 2024.
We paid cash dividends of $10.9 million in the first nine months of 2024. On September 5, 2024, we declared a quarterly cash dividend of $0.32 per share totaling $3.8 million that will be paid on November 7, 2024. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $10.0 to $11.0 million during the remainder of 2024 for property, plant, and equipment.
As of September 28, 2024, we had approximately $292.4 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $242.3 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first nine months of 2024, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $5.0 million.
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

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2024. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of September 28, 2024, our Chief Executive Officer and Chief Financial Officer concluded that as of September 28, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 – Other Information
Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 28, 2024.

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

KADANT INC.

Date: November 6, 2024	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)