Form 10-K
period 2024-12-28
KADANT INC
filed 2025-02-25
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of June 29, 2024 (based on the closing price per share as reported on the New York Stock Exchange on the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $3,407,353,000. For purposes of the immediately preceding sentence, the term "affiliate" consists of each director and executive officer of the Registrant.
As of February 14, 2025, the Registrant had 11,754,897 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.
Annual Report on Form 10-K
for the Fiscal Year Ended December 28, 2024

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
Unless otherwise noted, references to 2024, 2023, and 2022 in this Annual Report on Form 10-K are to our fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

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
We expect that a significant driver of our long-term growth will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We completed acquisitions in each of our three reportable segments in 2024 and continue to pursue acquisition opportunities. See Note 2, Acquisitions, in the accompanying consolidated financial statements for further details regarding our 2024 acquisitions.
On January 1, 2024, we acquired Key Knife, Inc. and certain of its affiliates (collectively, Key Knife) for $153.4 million, net of cash acquired and subject to a post-closing adjustment. Key Knife is a global supplier of engineered knife systems for custom chipping, planing, and flaking solutions for wood products industries and is part of our Industrial Processing segment.
On January 24, 2024, we acquired KWS Manufacturing Company, Ltd. (KWS) for $79.4 million. KWS is a leading manufacturer of conveying equipment for the bulk material handling industry and is part of our Material Handling segment.
On May 31, 2024, we acquired Dynamic Sealing Technologies LLC and affiliates (collectively, DSTI) for $53.6 million, net of cash acquired. DSTI is a leading manufacturer of engineered fluid sealing and transfer solutions for rotating applications and is part of our Flow Control segment.

Kadant Inc.

Business Segments and Products
We report our financial results by combining operating entities into three reportable segments consisting of our Flow Control segment, Industrial Processing segment, and Material Handling segment. See Note 11, Business Segment and Geographical Information, in the accompanying consolidated financial statements for financial information regarding our segments.

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

Fluid-Handling
We develop, manufacture and market fluid-handling systems and equipment used in industrial piping systems to compensate for movement and to efficiently transfer fluid, power, and data. Our products are used primarily in the production of fiber-based packaging, metals, food, energy, chemicals, textiles, plastics and rubber. Our principal fluid-handling systems and equipment include:

–
Rotary joints: Our mechanical sealing devices, used with rotating shafts, allow the transfer of pressurized fluid from a stationary source into and out of rotating machinery for heating, cooling, or the transfer of fluid power and data.

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

–	Expansion joints: Our rubber, metal, fabric, and other types of expansion joints are used to compensate for movement in industrial piping systems due to thermal expansion, vibration and other causes.

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

Doctoring, Cleaning, & Filtration
We develop, manufacture, and market a wide range of doctoring, cleaning, and filtration systems and related parts and consumables that continuously clean rolls to keep paper machines and other industrial processes running efficiently. Doctoring and cleaning systems are also used in other process industries such as carbon fiber, building materials, textiles, food, and metals. Our principal doctoring, cleaning, and filtration products include:

–
Doctor systems and holders: Our doctor systems clean papermaking and other continuous process rolls to maintain the efficient operation of paper machines and other equipment by placing a blade against the roll at constant and uniform pressure. A doctor system consists of the structure supporting the blade and the blade holder.

–
Doctor blades: We manufacture doctor and scraper blades made of a variety of materials including metal, bi-metal, reinforced composites, and synthetic materials that perform a variety of functions including cleaning, creping, web removal, flaking, and applying coatings. A typical doctor blade has a life ranging from eight hours to two months, depending on the application.

–
Cleaning showers and fabric-conditioning systems: Our cleaning shower and fabric-conditioning systems assist in the removal of contaminants that collect on paper machine or other continuous process fabrics, belts, chains, and roll surfaces.

Kadant Inc.

–
Forming systems and wear surfaces: We supply structures that drain, purify, and recycle process water from the pulp mixture during paper sheet and web formation. Similar processes such as non-wovens manufacturing and molded pulp application use our Forming systems. Our wear surfaces are used to remove water from the paper web as it travels across the structures in the forming section of the paper machine or other continuous process.

–
Water-filtration systems: We offer a variety of filtration systems and strainers that remove contaminants from process water before reuse and recover reusable fiber for recycling back into the pulp mixture, and for use in other fiber processes such as non-wovens manufacturing or building and construction materials applications.

Industrial Processing Segment
Through our Industrial Processing segment, we provide equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products and alternative fuel industries, among others. In addition, we provide industrial automation and digitization solutions to process industries. The Industrial Processing segment consists of our wood processing and fiber processing (formerly referred to as stock-preparation) product lines.

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
Fiber Processing
We develop, manufacture, and market custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining primarily recycled fiber for preparation for entry into the paper machine, and recausticizing and evaporation equipment and systems used in the production of virgin pulp. Our principal fiber processing products include:

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

Kadant Inc.

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
Approximately 50% in 2024, 53% in 2023, and 55% in 2022, of our consolidated revenue were to customers outside the United States, principally in Europe, Asia and Canada.

Backlog
Our backlog of firm orders by reportable segment are as follows:

(In millions)	December 28, 2024	December 30, 2023
Flow Control	$82.3	$79.6
Industrial Processing	121.9	176.5
Material Handling	53.2	54.3
	$257.4	$310.4
We anticipate that the majority of the backlog at year-end 2024 will be shipped within 12 months. Some of our capital orders can be canceled by the customer upon payment of a cancellation fee.

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
Our research and development expenses were $14.3 million in 2024, $13.6 million in 2023, and $12.7 million in 2022.

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

Patents, Licenses, and Trademarks
We protect our intellectual property rights by applying for and obtaining patents when appropriate. We also rely on technical know-how, trade secrets, and trademarks to maintain our competitive position. We enter into license agreements with others to grant and/or receive rights to patents, trademarks, and know-how. No particular patent, or related group of patents, is so important that its expiration or loss would significantly affect our operations.

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

Industrial Processing Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2025 to 2042, related to fiber processing and wood processing systems and equipment.

Material Handling Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2025 to 2041, related to various aspects of conveyor belt systems and conveying apparatus, and baling equipment. We license one of our two significant product brand names, Link-Belt®, from a third party pursuant to a trademark license agreement. Approximately 21% of our Material Handling segment revenue in 2024 was generated by sales of conveying equipment under the Link-Belt® name. Under the terms of the license agreement, we have a worldwide, exclusive, royalty-free, perpetual license to use the Link-Belt® trademark in connection with such products.

Kadant Inc.

We also currently hold several U.S. patents, expiring on various dates ranging from 2026 to 2034, related to various aspects of the processing of fiber-based granules and the use of these materials in agricultural, home lawn and garden, professional lawn, turf and ornamental applications, and for oil and grease absorption.

Government Regulations
We are subject to a variety of U.S. and international governmental regulations, including environmental regulations. We believe that our operations comply in all material respects with applicable laws and regulations. Our compliance with these requirements did not change during the past year, and is not expected to have a material adverse effect on our cash flows, earnings, or competitive position. For more information on risks related to government regulations, please see Part I, Item 1A, "Risk Factors."

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

Human Capital Resources
At Kadant, our culture is based on responsible and safe practices, supported by an engaged and empowered workforce. We believe that our employees are the core of our business, and we devote significant time and resources to their training and development. For more information, please reference our Corporate Sustainability Report, which is available at kadant.com.

Safety
We maintain a safety-first culture grounded on the premise of eliminating workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety violations by reducing their frequency and severity. Our commitment to safety is reinforced by our robust safety program and ongoing training.

Talent and Development
The attraction, retention and development of exceptional employees is critical to our continued success. As part of these efforts, we strive to offer competitive compensation and benefits programs and to foster a safe and inclusive work environment where everyone feels respected, valued and empowered to do their best work. We embrace the unique backgrounds, experiences, and talents of our employees. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture that supports and enhances our ability to recruit, develop and retain talent at every level.
As of December 28, 2024, we had approximately 3,500 full-time employees worldwide. Of our full-time employees, approximately 51% were in North America, 28% were in Europe and 18% were in Asia. Other than certain of our Canadian employees and typical works councils outside of the U.S., none of our employees are represented by labor unions or covered by a collective bargaining agreement.
Our management team places significant focus and attention on matters concerning our human capital, particularly capability development and succession planning. Accordingly, we regularly review talent development and succession plans for each of our functions and operating segments, to identify and develop a pipeline of talent to maintain business operations. We have numerous programs to attract and retain our talent, including leadership and executive development programs as well as technical and other training. We partner with vocational schools, community colleges, universities and associations to promote future careers in manufacturing through training and apprenticeship programs. We also have a well-established performance management and talent development process in which managers provide regular feedback and coaching to develop employees.

Kadant Inc.

Compensation and Benefits
As part of these efforts, we strive to offer competitive compensation and benefits programs. Our compensation and benefits program is designed to attract and retain talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We offer comprehensive, locally relevant benefits to all eligible employees which include, among other benefits:

–	Comprehensive health insurance coverage;
–	Retirement benefits;
–	Life insurance and disability benefits; and
–	Leave and wellness benefits.

Available Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements, and other information that are filed electronically by issuers with the SEC. The public can obtain any documents that we file with the SEC at sec.gov. In addition, we make available free of charge through our website at kadant.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to these reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. We are not including the information contained on our website as part of this report, nor are we incorporating the information on our website into this report by reference.

Information about our Executive Officers
The following table summarizes certain information concerning our executive officers as of February 14, 2025:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
Jeffrey L. Powell	66	President and Chief Executive Officer (2009)
Michael J. McKenney	63	Executive Vice President and Chief Financial Officer (2002)
Stacy D. Krause	48	Senior Vice President, General Counsel, and Secretary (2018)
Dara F. Mitchell	56	Senior Vice President, Corporate Development (2021)
Deborah S. Selwood	56	Senior Vice President and Chief Accounting Officer (2015)
Michael C. Colwell	59	Senior Vice President (2019)
Peter J. Flynn	74	Senior Vice President (2019)
Thomas Andrew Blanchard	66	Vice President (2021)
Fredrik H. Westerhout	60	Vice President (2021)
Mr. Powell has been our chief executive officer and a director since July 2019 and our president since April 2019. He served as an executive vice president and a co-chief operating officer from March 2018 to March 2019. From March 2013 to March 2018, he was an executive vice president and had supervisory responsibility for our fiber processing, wood processing, and fiber-based products businesses. From September 2009 to March 2013, he was a senior vice president. From January 2008 to September 2009, Mr. Powell was vice president, new ventures, with principal responsibility for acquisition-related activities. Prior to joining us, Mr. Powell was the chairman and chief executive officer of Castion Corporation from April 2003 through December 2007.
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

Kadant Inc.

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
Mr. Colwell has been a senior vice president since December 2024 and was a vice president from August 2022 to December 2024 and is responsible for our Industrial Processing segment. Prior to that, he had supervisory responsibility for our wood processing business, which is part of our Industrial Processing segment, from July 2019 to July 2022 and had responsibility for our fiber-based products business from July 2019 to November 2021. Mr. Colwell previously served as the president of Kadant Carmanah Design (Carmanah), a division of our subsidiary Kadant Canada Corp., from 2013 to 2019. Carmanah, which is part of our wood processing business, designs and manufactures equipment for the OSB industry. Mr. Colwell previously served as the president and chief executive officer of Carmanah Design and Manufacturing Inc. from April 2010 until its acquisition by us in November 2013.
Mr. Flynn has been our senior vice president since August 2022 and provides strategic management support, including management of special projects. He previously served as our vice president from July 2019 to July 2022 with supervisory responsibility for our fiber processing business, which is part of our Industrial Processing segment, and our baling product line, which is part of our Material Handling segment. Prior to July 2019, Mr. Flynn served as the president of our Kadant Black Clawson LLC subsidiary from 2003 to 2019. Kadant Black Clawson manufactures fiber processing equipment primarily for the pulp and paper industry.
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
We manufacture capital equipment and systems used in process industries, including the paper, fluid handling, wood processing and material handling industries. Approximately 34% of our revenue in 2024 was from the sale of capital equipment to be used in process industries. The demand for capital equipment is variable and depends on a number of factors, including consumer demand for end products, existing manufacturing capacity, the level of capital spending by our customers and economic conditions. As a consequence, our bookings and revenues for capital projects tend to be variable and hard to predict. It is especially difficult to accurately forecast our operating results during periods of economic uncertainty. Our customers curtail their capital and operating spending during periods of economic uncertainty and are cautious about resuming spending as market conditions improve. Levels of consumer spending on non-durable goods, demand for food and beverage packaging, and demand for new housing and remodeling are all factors that affect paper and wood processing companies' demand for our products. Expansion of bulk material handling capacity and infrastructure spending are factors that affect demand for material handling equipment. Reductions in demand levels in any of these areas can negatively impact our business. As companies in our customers' industries consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity additions or expansion projects. Capacity growth and investment can be uneven and our customers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, our customers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production.
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

Kadant Inc.

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
The OSB market is highly concentrated and there are a limited number of OSB manufacturers. As a percentage of our Industrial Processing segment revenues, the two largest OSB customers together accounted for 13% in 2024, 10% in 2023, and 13% in 2022. The loss of one or more of these OSB customers to a competitor could adversely affect our revenues and profitability. In addition, the market for building products is highly competitive. Products that compete with OSB include other wood panel products and substitutes for wood building products, such as nonfiber-based alternatives. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to OSB products. Changes in component prices, such as energy, chemicals, wood-based fibers, and nonfiber alternatives can change the competitive position of OSB relative to other available alternatives and could increase substitution. Our customers' OSB production can be adversely affected by lower-cost producers of other wood panel products and substitutes for wood building products. Lower demand for OSB products or a decline in the profitability of one or more of our customers could result in a reduction in spending on capital equipment or the shutdown or closure of an OSB mill, which could have a material adverse effect on our financial performance.

Our Wood Processing product line can be materially impacted by changes to the global timber supply.
Changes in the environment that affect natural resources such as timber may have significant effects on the sales of wood processing equipment by our Industrial Processing segment. Approximately 25% of our revenue in 2024 was from our Wood Processing product line. Changes in the environment, like wildfires and damage from pests such as the mountain pine beetle, have affected tracts of land in Western Canada that could have otherwise been logged by the forestry industry. Reduction in availability of timber can result in decreased logging activity, mill closures, and lower operating rates at mills, as well as reduced capital expenditures. A reduction in capital expenditures by mills would likely lead to a decrease in demand for new wood processing equipment, which would in turn affect demand for parts, as our wood processing customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mills and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for wood processing products, adverse economic conditions for our wood processing customers may make it more difficult for us to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital.

The development and increasing use of digital media has had, and will continue to have, an adverse impact on our Flow Control and Industrial Processing segments.
Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, particularly in North America and Europe, a trend which is expected to continue. Approximately 4% of our revenue in 2024 was from customers producing newsprint and printing and writing grades of paper. Significant declines in the production of printing and writing paper grades have also led to a drop in the construction of recycled tissue mills, as those mills use

Kadant Inc.

printing and writing grades of waste paper as their fiber source. The increased use of digital media has had, and will continue to have, an adverse effect on demand for our products in those markets.

Our Material Handling segment can be materially impacted by cyclical economic conditions affecting the global mining industry.
Changes in economic conditions affecting the global mining industry can occur abruptly and unpredictably, which may have significant effects on the sale of equipment by our subsidiary, SMH, which is in our Material Handling segment. Approximately 5% of our consolidated revenue in 2024 was from SMH's mining customers. Cyclicality for original equipment sales is driven primarily by price volatility of the commodities that are mined using SMH’s equipment, including coal, salt, aggregates, potash, copper, iron ore and trona, or their substitutes, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation, increased regulation and competition affecting demand for commodities, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by SMH’s customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by SMH’s customers are likely to lead to a decrease in demand for new mining equipment, and may result in a decrease in demand for parts as SMH’s customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mines and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for SMH’s products, adverse economic conditions for SMH’s customers may make it more difficult for SMH to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital. As a result of this cyclicality in the global mining industry, SMH may experience significant fluctuations in its business, results of operations and financial condition, and we expect SMH’s business to continue to be subject to these fluctuations in the future.

A portion of our Material Handling segment is dependent on continued demand for coal, which is subject to economic and environmental risks.
Approximately 2% and 3% of our Material Handling segment's 2024 revenue came from its thermal and metallurgical coal-mining customers, respectively, which represented in aggregate less than 2% of our consolidated revenue. Many of these customers supply coal for the generation of electricity and/or steel production. Demand for electricity and steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost-effective form of electricity generation continues to take place throughout the world and coal-fired electricity generation faces intense price competition from other energy sources, particularly natural gas. In addition, coal combustion typically generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations, international agreements or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for electricity and steel, demand for coal will decline. Reduced demand for coal could result in reduced demand for SMH’s mining equipment and could adversely affect our overall business, financial condition and results of operations.

Failure of our information systems, breaches of data security, and cybersecurity incidents could have a material adverse impact on our business, results of operations, and financial condition.
We operate a geographically dispersed business and rely on the electronic storage and transmission of proprietary and confidential information, including technical and financial information, among our operations, customers, suppliers, and other third-party business partners. We also rely on information technology (IT), including IT services from third parties, in certain of our solutions, products, and services for customers as well as our enterprise infrastructure. Despite our security measures and internal controls, our IT infrastructure has been subject to cybersecurity incidents and may in the future be vulnerable to unauthorized access or attacks by nation states, hackers or cyber criminals; disruptions or service outages caused by errors in or compromise of software updates provided by third-party IT vendors; unauthorized access due to employee error or malfeasance; or other disruptions, such as business email compromises, phishing or other social engineering tactics, fraud, or other cybersecurity incidents. Our systems have been and may in the future be compromised by malware (including ransomware), denial-of-service attacks, cyberattacks, and other events, ranging from widespread, non-targeted, global cyber threats to targeted advanced persistent threats. These cybersecurity threats and incidents, which also may apply to our third-party business partners, could be indicators of an increased risk to our products, solutions, services, manufacturing, and IT infrastructure. The integration of newly acquired businesses may also increase the risk that we are subject to a cybersecurity incident. Recent global cyberattacks and service outages have been caused by the compromise of software updates to widely

Kadant Inc.

used software products, including some products that we use, which increases the risk that vulnerabilities or malicious content could be inserted into, or unauthorized access gained to, our products or IT infrastructure. While we seek to improve the security attributes of our products, solutions, services, and IT infrastructure, we cannot eliminate risk or ensure that we will not be harmed by cyberattacks or disruptions.
In some global cyberattacks, malware has been spread from one party to another via network connections that the parties had previously authorized. Our business uses IT resources on a dispersed, global basis for a wide variety of functions including development, engineering, manufacturing, sales, accounting, and human resources. Our third-party business partners, employees, and customers have access to, and share, information across multiple locations via various digital technologies. In addition, we rely on third-party business partners for a wide range of outsourced activities, including cloud providers, as part of our internal IT infrastructure and our commercial offerings. Secure connectivity is important to these ongoing operations. To a significant extent, the security of systems to which we connect depends on how such systems are designed, installed, protected, configured, updated and monitored, some of which is outside of our control. Also, our third-party business partners frequently have access to our confidential information as well as confidential information about our customers, employees, and others. In addition, we have been, and may in the future be, prevented from accessing our data or systems in the event of a ransomware or other cybersecurity incident involving our IT systems or those of our third-party business partners or other third parties in our supply chain. A cybersecurity incident may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation, regardless of whether we pay the ransom amount. We design our security architecture to reduce the risk that a compromise of our third-party business partners’ infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business.
We monitor and manage various information systems that exist within our global operations and periodically upgrade or implement new enterprise resource planning software at our business operations. As we implement and add functionality, problems could arise that we have not foreseen. We have experienced cybersecurity threats and immaterial cybersecurity incidents that have impacted our ability to conduct our business operations. In the future, system failures, network disruptions, and cybersecurity incidents may materially adversely affect our ability to conduct our business operations, including our ability to communicate and transact business with our customers and suppliers; result in the loss or misuse of information, including credit card numbers or other personal information, the loss of business or customers, or damage to our brand or reputation; or interrupt or delay reporting of our financial results. Such system failures or unauthorized access could be caused by external theft or attack, misconduct or human error by our employees, third-party business partners, competitors, or natural disasters.
In addition, the cost and operational consequences of implementing further cybersecurity and data protection measures, such as to comply with local cybersecurity and privacy laws such as the European Union's General Data Protection Regulation, or various similar foreign or U.S. federal and state laws, could be significant.
The current cyber threat environment indicates increased risk for all companies. Like other global companies, we have experienced cybersecurity threats and incidents, although we do not believe that any such incidents have been material or had a material adverse effect on our business, results of operations or financial condition. Our information security efforts include programs designed to address cybersecurity governance, product security, identification and protection of critical assets, insider risk, third-party risk, and cyber defense operations. We believe these measures reduce, but cannot eliminate, the risk of an information security or cybersecurity incident. Any significant cybersecurity incidents could have an adverse impact on sales and operations, harm our reputation, subject us to litigation and government investigations, and cause us to incur legal liability and increased costs to address such events and related cybersecurity concerns.

It may be difficult for us to implement our strategies for improving internal growth.
Some of the markets in which we compete are mature and have relatively low growth rates. We pursue a number of strategies to improve our internal growth, including:

–	strengthening our presence in selected geographic markets, including emerging markets and existing markets where we see opportunities;
–	focusing on parts and consumables sales;
–	using low-cost manufacturing bases, such as China, India and Mexico;
–	allocating research and development funding to products with higher growth prospects;
–	developing new applications for our technologies;
–	combining sales and marketing operations in appropriate markets to compete more effectively;
–	finding new markets for our products and expanding into different verticals or process industries;
–	continuing to develop cross-selling opportunities for our products and services to take advantage of our depth of product offerings; and
–	corporate efficiency programs, such as Lean manufacturing and the "80/20" rule (the Pareto Principle).

Kadant Inc.

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
Further, changes in zoning laws have impacted and may continue to impact our manufacturing and other operations. For example, in 2022, we received a request by local Chinese authorities to relocate one of our facilities and, after negotiations with the Chinese government, completed the relocation of the facility in 2023. Such relocation, and any relocations required in the future, and the associated timing and amount of payments due to us from the Chinese government, may increase our costs and could have a material impact on our manufacturing operations.
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

Kadant Inc.

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
Others may assert intellectual property infringement claims against us or our customers. We may provide an intellectual property indemnity in connection with our terms and conditions of sale to our customers and in other types of contracts with third parties. Indemnification payments and legal expenses to defend claims could be costly.
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
In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD also released model rules introducing a new 15% global minimum tax for large multinational corporations with an annual global revenue exceeding 750.0 million euros (Pillar Two Rules). Many countries, including the member states of the European Union, have implemented legislation adopting the Pillar Two Rules, with effective dates beginning in 2024 and beyond. While the full impact of these regulations remains uncertain, compliance with Pillar Two Rules may lead to new reporting requirements and negatively impact our provision for income taxes, net income and cash flows.

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
We operate significant manufacturing facilities in China. In 2024, our sales to China were $75.9 million, or 7%, of our revenue. Our Chinese manufacturing facilities provide low-cost sourcing to many of our subsidiaries. Changes in the policies of the Chinese government, devaluation of the Chinese currency, restrictions on the repatriation of cash, political unrest, unstable economic conditions, retaliatory tariffs, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions, could negatively impact our business and operating results. Policies of the Chinese government to target slower economic growth may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects. The United States has restricted and may further restrict investment in certain companies with ties to the Chinese government; if such restrictions are expanded, or if investment was otherwise restricted, our business would be negatively affected.
Policies of the Chinese government to advance internal political priorities may potentially negatively affect our business in any number of ways that we may not foresee. For example, the Chinese government has imposed a ban on all recovered paper imports effective as of January 1, 2021. According to Fastmarkets RISI, the Chinese government's actions have led to a severe shortage of recovered paper in China, which has forced mills to incur additional downtime. Chinese containerboard producers have been looking to build capacity for fiber in Southeast Asia, with the intent to ship pulp back to China for further processing. These policies have and could in the future continue to have a significant influence on the price, nature and availability of the type of paper imported into China, have and may in the future continue to have a negative effect on the operating capacity of our customers in China, and have and may in the future continue to affect the demand for our products and our operating results in China and the surrounding region.

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
Orders from customers in China, particularly for large fiber processing systems that have been tailored to a customer's specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government or can be impacted by the availability of credit and more restrictive monetary policies. We generally do not record bookings for signed contracts from customers in China for large fiber processing systems until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if a contract is canceled prior to the receipt of a down payment if we have commenced engineering or other work associated with the contract or we may not be able to retain a down payment. We typically have inventory awaiting shipment to customers and could incur a loss if contracts are canceled and we cannot re-sell the equipment. In addition, we may experience a loss if the contract is canceled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract, which could represent a significant portion of the total order. As a result of these factors, our revenue recognized in China have varied, and will in the future vary from period to period and be difficult to predict.

Our results of operations may be adversely affected by currency fluctuations.
As a multinational corporation, we are exposed to fluctuations in currency exchange rates that impact our business in many ways. We are exposed to both translation as well as transaction risk associated with transactions denominated in currencies that differ from our subsidiaries' functional currencies. Although most of our subsidiaries' costs are denominated in the same currency as their revenue, changes in the relative values of currencies occur from time to time and can adversely affect our operating results. Some of the foreign currency translation risk is mitigated when foreign subsidiaries have revenue and expenses in the same foreign currency. Further, certain foreign subsidiaries may hold U.S. dollar assets or liabilities which, as the U.S. dollar strengthens versus the applicable functional currencies, will result in currency transaction gains on assets or losses on liabilities. While some foreign currency transaction risks can be hedged using derivatives or other financial instruments, or may be insurable, such attempts to mitigate these risks may be costly and may not always be successful.
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
In addition, the Office of the United States Trade Representative has imposed tariffs on a wide variety of products from China, including pulp and paper machinery equipment, pursuant to Section 301 of the Trade Act of 1974. The tariffs on pulp and paper machinery are set at 25% and, effective as of February 2025, there is an additional 10% tariff on all imports from China. In addition, the U.S. Department of Commerce has imposed tariffs of 25% on numerous categories of steel and aluminum imports, under Section 232 of the Trade Expansion Act of 1962, and such tariffs could increase or expand to include

Kadant Inc.

additional import categories. While we try to mitigate the impact of the existing and other proposed tariffs by the Trump administration through pricing and sourcing strategies, we cannot be certain how our customers and competitors will react to the actions we take. The tariffs have and could in the future negatively affect our ability to compete against competitors who do not manufacture in China and/or are not subject to the tariffs.
The United States has tightened trade sanctions targeting countries like China and Russia. For example, since 2018 the United States has imposed various trade and economic sanctions targeting certain persons in Russia and certain types of business with Russia. The United States has continued to expand export control restrictions applicable to certain Chinese firms and continued its assessment of new controls for "emerging foundational technologies," escalating U.S.-China tension concerning technology. Moreover, tensions between the U.S. and China have increased and future actions by the U.S. or Chinese governments may impact our operations in and supply from China, as well as sales to and from China. In response, Russia and China have begun considering and, in some cases, implementing trade sanctions that could affect U.S.-owned businesses. The imposition of trade sanctions has and may in the future continue to make it generally more difficult to do business in Russia and China and cause delays or prevent shipment of products or services performed by our personnel, or to receive payment for products or services.
Additionally, the military conflict between Russia and Ukraine and the global response to it has and may in the future adversely impact our revenues, gross margins and financial results. The United States, the European Union, and many other countries have imposed sanctions on Russia, individuals in Russia and Russian businesses, including several large banks. In 2024, our sales to Russia were minimal at $2.6 million. As a result of the international sanctions regime in place against Russia, it has become extremely difficult to sell any of our equipment or services into Russia. Any proposed sales into Russia are evaluated on a case-by-case basis, taking into account the risks related to the sale, the costs associated with ensuring compliance with applicable sanctions and the likelihood of receiving payment from either party's banks. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty has and could continue to have in the future a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from these new challenges. The conflict between Russia and Ukraine, as well as other conflicts such as those in the Middle East, may also have the effect of heightening other risks disclosed in this Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransomware attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including any fuel surcharges in response to rising fuel costs; the energy crisis resulting from the Russia-Ukraine conflict, particularly in Europe; our ability to implement and execute our business strategy; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Such restrictions have and may in the future continue to have a material adverse impact on our business and operating results.

We are required to comply with a wide variety of laws and regulations, and are subject to regulation by various federal, state and foreign agencies.
We are subject to various local, state, federal, foreign and transnational laws and regulations, particularly those relating to environmental protection, the importation and exportation of products, tariffs and trade barriers, taxation, exchange controls, current good manufacturing practices, data protection, health and safety and our business practices in the U.S. and abroad, such as anti-corruption and anti-competition laws, and, in the future, any changes to such laws and regulations could adversely affect us. The costs associated with legal and regulatory compliance has increased as the number of laws and regulations applicable to our business has increased. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could result in criminal, civil and administrative penalties and could have an adverse effect on our results of operations.

We are subject to risks and costs associated with environmental laws and regulations.
The manufacturing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to manage the use, transportation, emissions, discharge, storage, recycling, or disposal of hazardous materials could lead to increased costs or regulatory penalties, fines and legal liability. Our ability to expand, modify or operate our manufacturing facilities in the future may be impeded by environmental regulations, such as air quality, wastewater requirements, and energy supply and use restrictions. The Chinese government has pledged to tackle the country's hazardous smog and improve air quality conditions, which has prompted authorities to impose strict pollution control measures when certain pollution levels are detected and ahead of high-profile events. Regulators have in

Kadant Inc.

the past and may in the future temporarily restrict the operations of our manufacturing facilities in a particular geographic location as a result of attempts to control pollution levels, or energy supply or use restrictions in China. Environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify product designs, or incur other expenses. New regulations promulgated in reaction to climate change could result in increased manufacturing costs associated with air pollution control or energy requirements, and increased or new monitoring, recordkeeping, and reporting of greenhouse gas (GHG) emissions. For example, the Corporate Sustainability Reporting Directive in the European Union imposes obligations in future years to report GHG emissions. Calculation of some GHG emissions can involve uncertainty and lack precision because of the absence of reliable inputs or methods to perform such calculations. We also see the potential for higher energy costs driven by climate change regulations. Implementation of such new regulations could increase our costs or require us to modify our operations and negatively impact our business and results of operations.
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
Pursuant to the Credit Agreement, we have a borrowing capacity of $400.0 million with an uncommitted, unsecured incremental borrowing facility of $200.0 million with a maturity date of November 30, 2027. In 2018, we also issued $10.0 million in senior notes under our Multi-Currency Note Purchase and Private Shelf Agreement with PGIM Private Capital, a unit of PGIM, Inc., and affiliate of Prudential Financial, Inc. (Note Purchase Agreement). We may also in the future obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:

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
Substantially all of our existing indebtedness bears interest at floating rates, and as a result, our interest payment obligations on our indebtedness will fluctuate if interest rates increase or decrease.

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

Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
Cybersecurity is an important element of our overall enterprise risk management program. Like other global companies, we have experienced cybersecurity threats and incidents, although none to date have been material or had a material adverse effect on our business, results of operations or financial condition. We have a multilayered approach for assessing, identifying, evaluating, managing and monitoring risks related to cybersecurity threats, that is designed to help protect our information, systems, assets and operations from internal and external cybersecurity threats and help mitigate risks of cybersecurity incidents. We invest in efforts to protect, monitor, and mitigate risks from cybersecurity threats, including through our information security function, training and compliance programs, and regular employee training.
As part of our enterprise risk management program, we devote significant resources to protecting the security of our computer systems, software, networks and other technology assets, and our cybersecurity risk management processes include

Kadant Inc.

physical, procedural and technical safeguards. Our cybersecurity policies, standards and procedures include incident response plans designed to help coordinate our response to cybersecurity incidents. We seek to enhance our policies and practices, as appropriate, to adapt to changes in regulations and evolving cybersecurity risks, including by conducting cybersecurity incident tabletop exercises with our management team.
We engage external parties, including consultants, network security firms and other experts, to help us assess and enhance our cybersecurity oversight. For example, we have hired an external security vendor to conduct penetration and vulnerability testing on our networks and receive regular updates about cybersecurity risks in the industry.
In order to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we perform third-party risk assessments designed to help protect against the misuse of IT by third parties and business partners and request that material third-party service providers provide us information about their security policies and procedures. We monitor cybersecurity incidents involving our third-party providers and adjust our procedures, as appropriate.
In an effort to deter and detect cybersecurity threats, we require all employees who use an official company email account to conduct business to complete regular data protection and cybersecurity trainings, which cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting potential incidents immediately. We also use technology-based tools to mitigate risks from cybersecurity threats.
As of the date of this filing, we do not believe that there currently are or have been any cybersecurity incidents, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. For more information on risks related to cybersecurity threats, please see Part I, Item 1A, "Risk Factors."

Cybersecurity Governance and Oversight
Our cybersecurity program is integrated with the enterprise risk management framework and governance processes utilized by management and our board to oversee enterprise risk. Our board of directors has delegated oversight of cybersecurity risk to the risk oversight and sustainability committee to assist in fulfilling its oversight responsibilities with respect to management's identification, prevention, evaluation, management, and monitoring of our critical enterprise risks. The risk oversight and sustainability committee receives quarterly updates from our Head of Global IT or counsel regarding cybersecurity, including updates regarding recent cybersecurity incidents in the industry and the cybersecurity threat landscape, and is notified between such updates regarding significant new cybersecurity incidents, as appropriate. The board of directors receives regular reports from the risk oversight and sustainability committee.
Our cybersecurity program is overseen by our Head of Global IT, who is responsible for identifying and managing material cybersecurity risks. Our Head of Global IT oversees our global information security team (IT Security Team), which is responsible for leading organization-wide cybersecurity strategy, policy, standards and processes and works across relevant operating entities to assess and manage risks from cybersecurity threats. Our Head of Global IT and IT Security Team perform due diligence on the IT security systems and processes of all potential acquisition targets and have processes in place to manage post-acquisition network integration, including requiring all newly acquired companies to meet necessary security standards before they are permitted access into our IT networks or systems. The Head of Global IT's cybersecurity experience includes managing the network, infrastructure security and a cybersecurity team of a global consumer products company with a heavy online presence and with sales of services and goods to the U.S. government. In addition, our IT Security Team consists of employees that have security certifications from reputable cybersecurity training organizations, including CompTIA, and over 20 years of combined infrastructure architecture experience, including PCI, SOC1 and SOC2 level compliance.
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
The location and general character of our principal properties are as follows:
Flow Control Segment
We own approximately 1,013,000 square feet and lease approximately 381,000 square feet, under leases expiring on various dates ranging from 2025 to 2041, of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2050 to 2062.

Kadant Inc.

Our principal engineering and manufacturing facilities are located in:

Valinhos, Brazil	Auburn, Massachusetts, United States	Bury, England
Three Rivers, Michigan, United States	Andover, Minnesota, United States	Jönköping, Sweden
Anderson, South Carolina, United States	Weesp, The Netherlands	Moers, Germany
Hückeswagen, Germany	Guadalajara, Mexico	Kamienna Gora, Poland
Wuxi, China

Industrial Processing Segment
We own approximately 1,363,000 square feet and lease approximately 144,000 square feet, under leases expiring on various dates ranging from 2025 to 2031 of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our building under a long-term lease, which expires in 2071. In addition, in Sidney, British Columbia, Canada, we lease the land associated with our building under a long-term lease, which expires in 2032. Our principal engineering and manufacturing facilities are located in:

Jining, China	Sidney, British Columbia, Canada	Surrey, British Columbia, Canada
Vitry-le-François, France	Lohja, Finland	Tualatin, Oregon, United States
Lebanon, Ohio, United States

Material Handling Segment
We own approximately 342,000 square feet and lease approximately 525,000 square feet, under leases expiring on various dates ranging from 2025 to 2034. Our principal manufacturing and office space is located in:

Saltillo, Mississippi, United States	Burleson, Texas, United States	Green Bay, Wisconsin, United States
Georgsmarienhütte, Germany	Crown Point, Indiana, United States	Alfreton, England

Corporate
We lease approximately 18,000 square feet in Westford, Massachusetts, United States, for our corporate headquarters under a lease that expires in 2026.

Item 3.    Legal Proceedings
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock trades on the New York Stock Exchange under the symbol "KAI." The closing market price on the New York Stock Exchange for our common stock on February 14, 2025 was $388.46 per share.

Holders of Common Stock
As of February 14, 2025, we had 1,645 holders of record of our common stock. This does not include holdings in street or nominee name.

Issuer Purchases of Equity Securities
On May 16, 2024, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 16, 2024 to May 16, 2025. We have not repurchased any shares of our common stock under this authorization or under our previous $50.0 million authorization, which expired on May 18, 2024.

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

	12/28/2019	1/2/2021	1/1/2022	12/31/2022	12/30/2023	12/28/2024
Kadant Inc.	$100.00	$134.60	$221.31	$171.70	$272.46	$342.40
Russell 3000	100.00	120.89	151.91	122.73	154.59	191.39
Dow Jones U.S. Industrial Machinery TSM	100.00	116.68	145.09	126.64	161.73	179.57

Item 6.    [Reserved]

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
A detailed discussion of the year-over-year results for 2023 compared with 2022 can be found in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC.

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
Our financial results are reported in three reportable segments consisting of our Flow Control segment, Industrial Processing segment, and Material Handling segment. We have aggregated our operating segments into reportable segments where they contained similar products and economic characteristics, and shared similar types of customers, and production and distribution methods. Our Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration operating segments and our Industrial Processing segment consists of our wood processing and fiber processing (formerly referred to as stock-preparation) operating segments. See Note 11, Business Segment and Geographical Information, in the accompanying consolidated financial statements for a description of and financial information on our reportable segments.

Industry and Business Overview
Bookings were a record $981.1 million in 2024, increasing 7% compared to 2023 due to strong contributions from our 2024 acquisitions. Organic bookings, which is defined as bookings excluding acquisitions and the effect of foreign currency translation, decreased 5% in 2024 compared to 2023 due to weaker demand for our capital equipment products driven by several factors, including economic uncertainties, macroeconomic conditions abroad, and the consolidation of some of our large customers.
While demand for our parts and consumables products remained strong in 2024, there was a lengthening in the timing for securing capital orders as customers became more cautious with some delaying large capital expenditures into 2025. From a geographic perspective, our operations in North America and Europe were also impacted by the consolidation of some large customers in the paper industry causing disruption and delays in their normal spending levels. In Europe, sluggish market conditions have been impacted by high interest rates and energy costs. Additionally, depressed conditions in China led to a tightening of available credit and more cautious capital spending.
We expect stronger capital bookings in 2025, especially in our Industrial Processing segment. However, the timing of securing capital orders can be uncertain and could shift by quarter and into 2026 due to macroeconomic uncertainty or other factors. We expect steady demand for our aftermarket products to continue in 2025.
We see long-term strength in our end markets as customers continue to rely on our products to help maximize productivity through more efficient production processes. In addition, we see growth opportunities from proposed and adopted legislation in the U.S. and abroad aimed at fueling investment.
An overview of our business by reportable segment is as follows:
•Flow Control – Our Flow Control segment bookings increased 1% in 2024 compared to 2023, including a 5% increase from acquisitions. Organic bookings decreased 3% in 2024 compared to 2023 primarily due to sluggish manufacturing activity, especially in Europe. Weaker demand for paper led to low mill operating rates and mill closures. In Europe, these challenges were further impacted by weak macroeconomic conditions and aggressive competition, which led to decreased demand for our capital equipment products. We expect steady demand in our Flow Control segment in 2025 and long-term strength in our end markets.
•Industrial Processing – Our Industrial Processing segment bookings increased 15% in 2024 compared to 2023, including an 18% increase from acquisitions. Organic bookings decreased 2% in 2024 compared to 2023 led by decreased demand for our capital equipment products at our wood processing business in North America. High mortgage rates and economic uncertainty led to a decline in new construction in the U.S., leading to reduced demand

Kadant Inc.

for OSB, lumber, and our products. Consequently, the number of dormant or idle lines in the North American lumber industry remained high as lumber producers waited for market conditions to improve. We anticipate that the significant pent up demand for housing, coupled with the continued focus on remodeling, will lead to increased demand for our wood processing products in 2025. Demand for our capital equipment and aftermarket parts products at our fiber processing businesses remained stable compared to 2023, except at our Chinese operations due to challenging market conditions. Overcapacity led to the closure of several smaller mills, while declining prices reduced profit margins at the remaining mills. These unfavorable conditions led to delays in capital project activity. In addition, the consolidation of some large customers in the paper industry disrupted and delayed their normal spending patterns, leading to decreased demand for our products in North America and Europe. In this environment, customers are increasingly focused on projects aimed at reducing input costs, which is expected to drive increased demand for our products in this segment.
•Material Handling – Our Material Handling segment bookings increased 5% in 2024 compared to 2023, including a 17% increase from acquisitions. Organic bookings decreased 13% led by a reduction in capital equipment bookings. At our conveying and vibratory business, a large $12 million capital order for a conveying line in 2023 resulted in comparatively weaker capital bookings in 2024. This impact was coupled with constrained capital spending by customers in the aggregates industry. However, the long-term outlook for the aggregates industry remains strong, particularly in North America, fueled by new infrastructure projects as a result of significant federal and state investment. At our baling businesses, organic bookings decreased both in North America and Europe, as customers were reluctant to commit to capital expenditures towards the end of the year. While quote activity was active, a drop in used paper prices, constrained market conditions in Europe, and uncertainty related to borrowing costs all contributed to customers’ hesitation. We expect customers will place these orders in 2025. For the overall Material Handling segment, planned infrastructure projects and asset modernization in the recycling and waste management sectors are expected to lead to increased demand in 2025.
Our global operations have been and continue to be impacted by complex market conditions fueled by inflationary pressures, geopolitical tensions, labor availability and uncertainty in the markets. While the U.S. economy has proven more resilient, growth in the European economy has slowed due to high interest rates, elevated inflation, and geopolitical tensions and China's manufacturing industry has contracted. We expect our operating environment to continue to be challenging, which creates continued uncertainty for 2025. However, we believe that the fundamentals of our business remain strong, particularly given our solid market position in key product lines, strong global operations teams, and long-term strength of our end markets.

International Sales
Approximately 50% of our sales are to customers outside the United States, mainly in Europe, Asia, and Canada. As a result, our financial performance can be materially affected by currency exchange rate fluctuations between the U.S. dollar and foreign currencies. To mitigate the impact of foreign currency fluctuations, we generally seek to charge our customers in the same currency in which our operating costs are incurred. Additionally, we may enter into forward currency exchange contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. We currently do not use derivative instruments to hedge our exposure to exchange rate fluctuations created by the translation into the U.S. dollar of our foreign subsidiaries' results that are in functional currencies other than the U.S. dollar.

Global Trade
The United States has imposed tariffs in the past and more recently proposed and implemented new tariffs on certain imports, which has and will continue to increase the cost of some of the parts and equipment we import. In addition, foreign countries may implement retaliatory tariffs in response to these actions by the United States, which may negatively impact our operations. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Part I, Item 1A, "Risk Factors."

Acquisitions
We expect that a significant driver of our long-term growth will be through the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We have acquired several businesses in recent years and continue to pursue acquisition opportunities.
On January 1, 2024, we acquired Key Knife for $153.4 million, net of cash acquired and subject to a post-closing adjustment. Key Knife is a global supplier of engineered knife systems for custom chipping, planing, and flaking solutions for wood products industries, with revenue of approximately $65.0 million for the twelve months ended September 30, 2023, and is part of our Industrial Processing segment.

Kadant Inc.

On January 24, 2024, we acquired KWS for $79.4 million. KWS is a leading manufacturer of conveying equipment for the bulk material handling industry, with revenue of approximately $45.0 million for the twelve months ended September 30, 2023, and is part of our Material Handling segment.
On May 31, 2024, we acquired DSTI for $53.6 million, net of cash acquired. DSTI is a leading manufacturer of engineered fluid sealing and transfer solutions for rotating applications, with revenue of approximately $25.0 million for the twelve months ended March 31, 2024, and is part of our Flow Control segment.
We funded these acquisitions primarily through borrowings under our revolving credit facility. We expect several synergies in connection with the acquisitions, including expansion of product sales into new markets by leveraging our global sales network and relationships, broadening our product portfolio, and strengthening our position in the various markets we serve.
We also completed several smaller acquisitions in 2024. See Note 2, Acquisitions, in the accompanying consolidated financial statements for further details.

Results of Operations

2024 Compared to 2023
Revenue
The following table presents changes in revenue by segment between 2024 and 2023, and those changes excluding the effect of acquisitions and foreign currency translation, which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
Revenue by reportable segment in 2024 and 2023 is as follows:

							(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	December 28, 2024	December 30, 2023	Increase	% Change	Acquisitions	Currency Translation	Increase (Decrease)	% Change
Flow Control	$371,177	$363,451	$7,726	2%	$15,083	$(1,913)	$(5,444)	(1)%
Industrial Processing	432,738	354,703	78,035	22%	60,610	$(2,971)	20,396	6%
Material Handling	249,469	239,518	9,951	4%	39,724	$282	(30,055)	(13)%
Consolidated	$1,053,384	$957,672	$95,712	10%	$115,417	$(4,602)	$(15,103)	(2)%

Consolidated revenue increased 10% in 2024, including a 12% increase from acquisitions. Organic revenue decreased 2% primarily due to weak demand in our Material Handling segment, partially offset by stronger demand at our Industrial Processing segment, especially for our capital equipment products. From a geographic perspective, organic revenue was impacted by softening demand in Europe due to weak macroeconomic conditions.
Revenue at our Flow Control segment increased 2% while organic revenue decreased 1% in 2024 driven by lower demand for our capital equipment products in Europe reflecting challenging market conditions and a slowdown in manufacturing activity. This decrease was partially offset by higher demand for our capital equipment products in North America, especially our fluid handling products that help customers optimize energy utilization and maximize productivity.
Revenue at our Industrial Processing segment increased 22% in 2024, including a 17% increase from acquisitions. Organic revenue increased 6% in 2024 led by increased demand for our capital equipment products at our fiber processing business. Capital equipment revenue increased 28% at our fiber processing business due to higher completion rates on large projects recognized on an over time basis in China and increased replacement and refurbishment projects in North America. In addition, maintenance and production requirements at our customers in North America led to increased demand for our parts and consumables products at our wood processing business.
Revenue at our Material Handling segment increased 4% in 2024, including a 17% increase from acquisitions. Organic revenue decreased 13% led by weaker demand for our capital equipment products. At our conveying and vibratory business, a large expansion project for a conveying line in 2023 resulted in comparatively lower capital revenue in 2024. At our baling business in Europe, high interest rates and declines in waste paper prices led to decreased demand for our capital equipment products.

Kadant Inc.

Gross Profit Margin
Gross profit margin by reportable segment in 2024 and 2023 is as follows:

	December 28, 2024	December 30, 2023	Basis Point Change
Flow Control	52.5%	51.8%	70 bps
Industrial Processing	41.8%	40.2%	160 bps
Material Handling	36.3%	35.7%	60 bps
Consolidated	44.3%	43.5%	80 bps

Consolidated gross profit margin increased to 44.3% in 2024 compared with 43.5% in 2023 due to a favorable increase in the proportion of parts and consumables revenue, which increased to 66% of total revenue compared to 62% in 2023. This increase was partially offset by the inclusion of $5.2 million of amortization expense related to acquired profit in inventory, which lowered consolidated gross profit margin in 2024 by 0.4 percentage points.
Within our reportable segments, gross profit margin:
•Increased to 52.5% at our Flow Control segment from 51.8% in 2023 primarily due to higher margins achieved on our capital equipment products. This increase was partially offset by the inclusion of $2.0 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.5 percentage points.
•Increased to 41.8% at our Industrial Processing segment from 40.2% in 2023 due to higher margins achieved on our capital equipment products and a higher proportion of parts and consumables revenue. These increases were partially offset by the inclusion of $2.2 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.5 percentage points.
•Increased to 36.3% at our Material Handling segment from 35.7% in 2023. The favorable increase in the proportion of parts and consumables revenue in 2024 was partially offset by the inclusion of $1.0 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.5 percentage points.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by reportable segment and corporate in 2024 and 2023 are as follows:

(In thousands, except percentages)	December 28, 2024	December 30, 2023	Increase	% Change
Flow Control	$96,693	$87,427	$9,266	11%
Industrial Processing	87,816	66,384	21,432	32%
Material Handling	54,355	43,008	11,347	26%
Corporate	41,056	39,445	1,611	4%
Consolidated	$279,920	$236,264	$43,656	18%
Consolidated as a Percentage of Revenue	27%	25%
Consolidated SG&A expenses as a percentage of revenue increased to 27% in 2024 compared to 25% in 2023 principally due to the impact of our acquisitions and acquisition-related costs. Consolidated SG&A expenses increased $43.7 million, or 18%, primarily due to the inclusion of $35.6 million of SG&A expenses from acquisitions, $4.7 million of incremental acquisition-related costs and annual wage increases. Acquisition-related costs included in SG&A consist of amortization expense associated with acquired backlog and acquisition costs.
Within our reportable segments and corporate, SG&A expenses:
•Increased $9.3 million at our Flow Control segment principally due to the inclusion of $5.2 million of SG&A expenses from acquisitions, $2.2 million of acquisition-related costs and increased compensation expense, partially offset by a decrease in commission expense.
•Increased $21.4 million at our Industrial Processing segment due to the inclusion of $19.5 million of SG&A expenses from acquisitions and increased compensation expense. These increases were partially offset by a $0.5 million favorable effect of foreign currency translation.

Kadant Inc.

•Increased $11.3 million at our Material Handling segment primarily due to the inclusion of $10.9 million of SG&A expenses from acquisitions and $2.4 million of incremental acquisition-related costs, partially offset by a decrease in expense related to external commissions and sales incentives.
•Increased $1.6 million at Corporate due to annual wage increases and consulting costs.

Other Costs, Net
The components of other costs, net in 2024 and 2023 are as follows:

(In thousands)	December 28, 2024	December 30, 2023
Restructuring and Impairment Costs	$—	$766
Other Costs (Income)	658	(43)
	$658	$723
Restructuring and Impairment Costs
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
Other Costs (Income)
•Loss of $0.7 million in 2024 related to the recognition of a cumulative translation adjustment associated with the liquidation of a small foreign subsidiary in the Flow Control segment.
•In 2022, we entered into several agreements with the local government in China to sell our then existing manufacturing building and land use rights of one of our subsidiaries in China (China Transaction). In connection with the China Transaction, we recognized other income of $0.8 million in 2023 related to the outsourcing of demolition and cleanup work of the then existing manufacturing building in China and sale of the remaining fixed assets. In addition, we incurred costs of $0.8 million in 2023 related to the relocation of machinery and equipment and administrative offices to the new manufacturing facility in China.

Interest Expense
Interest expense increased to $20.0 million in 2024 from $8.4 million in 2023 due to increased borrowings under our revolving credit facility, which were primarily used to fund our acquisitions and, to a lesser extent, a higher weighted average interest rate.

Provision for Income Taxes
Our provision for income taxes decreased to $40.5 million in 2024 from $42.2 million in 2023 primarily due to the decrease of $5.9 million in pre-tax income. The effective tax rate was 26.5% in both 2024 and 2023 and was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, and nondeductible expenses.

Net Income
Net income decreased to $112.6 million in 2024 from $116.8 million in 2023 primarily due to a $11.6 million increase in interest expense, offset in part by a $5.5 million increase in operating income and a $1.7 million decrease in provision for income taxes (see discussions above for further details).

Non-GAAP Key Performance Indicators
In addition to the financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures, including organic revenue (defined as revenue excluding the effect of acquisitions and foreign currency translation), adjusted operating income, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, adjusted EBITDA margin (defined as adjusted EBITDA divided by revenue), and free cash flow (defined as net cash provided by operating activities less capital expenditures).
We use organic revenue in order to understand our trends and to forecast and evaluate our financial performance and compare revenue to prior periods (see discussion in Revenue above). Adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin exclude amortization expense related to acquired profit in inventory and backlog, acquisition costs,

Kadant Inc.

restructuring and impairment costs, relocation costs and other income and expense, as indicated. These items are excluded as they are not indicative of our core operating results and are not comparable to other periods, which have differing levels of incremental costs, expenditures or income, or none at all. Additionally, we use free cash flow in order to provide insight on our ability to generate cash for acquisitions and debt repayments, as well as for other investing and financing activities.
We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our core business, operating results, or future outlook. We believe that the inclusion of such measures helps investors gain an understanding of our underlying operating performance and future prospects, consistent with how management measures and forecasts our performance, especially when comparing such results to previous periods or forecasts and to the performance of our competitors. Such measures are also used by us in our financial and operating decision-making and for compensation purposes. We also believe this information is responsive to investors' requests and gives them additional measures of our performance.
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
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin from net income attributable to Kadant is as follows:

(In thousands, except percentages)	December 28, 2024	December 30, 2023	December 31, 2022
Net Income Attributable to Kadant	$111,598	$116,069	$120,928
Net Income Attributable to Noncontrolling Interest	956	737	802
Provision for Income Taxes	40,516	42,210	43,906
Interest Expense, Net	18,113	6,640	5,574
Other Expense, Net	69	101	72
Operating Income	171,252	165,757	171,282
Gain on Sale (a)	—	—	(20,190)
Acquired Profit in Inventory Amortization (b)	5,189	—	(218)
Acquired Backlog Amortization (c)	3,252	—	703
Acquisition Costs	2,872	1,442	668
Indemnification Asset Reversal, Net (d)	158	102	1,316
Restructuring and Impairment Costs	—	766	1,334
Other Costs (Income) (e)	658	(43)	—
Adjusted Operating Income (non-GAAP measure)	183,381	168,024	154,895
Depreciation and Amortization	46,335	33,297	34,233
Adjusted EBITDA (non-GAAP measure)	$229,716	$201,321	$189,128
Adjusted EBITDA Margin (non-GAAP measure)	21.8%	21.0%	20.9%

A reconciliation of free cash flow from net cash provided by operating activities is as follows:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Net Cash Provided by Operating Activities	$155,265	$165,545	$102,625
Less: Capital Expenditures (f)	(21,005)	(31,850)	(28,199)
Free Cash Flow (non-GAAP measure)	$134,260	$133,695	$74,426

(a)     Represents a gain on the China Transaction in our Industrial Processing segment.
(b)     Represents expense (income) within cost of revenue associated with amortization of acquired profit in inventory.
(c)     Represents intangible amortization expense associated with acquired backlog.
(d)     Represents the provision for or reversal of indemnification assets related to the establishment or release of tax reserves associated with uncertain tax positions.
(e)     Includes a loss of $0.7 million from the recognition of a cumulative translation adjustment associated with the liquidation of a small foreign subsidiary in our Flow Control segment in 2024.
(f)     Includes capital expenditures of $7.4 million in 2023 and $10.4 million in 2022 associated with the China Transaction.

Kadant Inc.

Liquidity and Capital Resources
Consolidated working capital was $250.8 million at December 28, 2024, compared with $225.8 million at December 30, 2023. Cash and cash equivalents were $94.7 million at December 28, 2024, compared with $103.8 million at December 30, 2023, which included cash and cash equivalents held by our foreign subsidiaries of $73.8 million at December 28, 2024 and $94.6 million at December 30, 2023.

Cash Flow
Cash flow information is as follows:

(In thousands)	December 28, 2024	December 30, 2023
Net Cash Provided by Operating Activities	$155,265	$165,545
Net Cash Used in Investing Activities	(319,137)	(30,790)
Net Cash Provided by (Used in) Financing Activities	159,914	(111,111)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(6,549)	3,084
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(10,507)	$26,728

Operating Activities
Cash provided by operating activities decreased to $155.3 million in 2024 from $165.5 million in 2023 primarily due to an increase in cash used for working capital. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
During 2024, significant operating cash outflows were associated with accounts receivable, customer deposits and other liabilities. A decrease in customer deposits used cash of $29.8 million due to a reduction in capital equipment orders and an increase in accounts receivable and contract assets used cash of $9.8 million primarily due to our revenue growth. Other liabilities used cash of $21.2 million primarily due to cash outflows from incentive compensation and operating lease payments. These uses of cash were offset in part by cash provided from the shipment of inventory of $24.0 million and increases in accounts payable of $10.6 million related to inventory purchases and the timing of payments.
During 2023, significant operating cash inflows were associated with working capital related to inventory, other liabilities and unbilled revenue. Shipments of inventory provided cash of $14.1 million and increases in other liabilities provided cash of $9.2 million due to the timing of payments to subcontractors and outside vendors. In addition, a reduction in unbilled revenue provided cash of $6.5 million. These sources of cash were offset in part by $28.9 million of operating cash outflows associated with accounts payable and customer deposits primarily due to the timing of payments.

Investing Activities
Cash used in investing activities was $319.1 million in 2024 compared with $30.8 million in 2023. Consideration paid for acquisitions, net of cash acquired, was $300.3 million in 2024. Additionally, capital expenditures were $21.0 million in 2024 and $31.9 million in 2023, which included capital expenditures associated with the China Transaction of $7.4 million.

Financing Activities
Cash provided by financing activities was $159.9 million in 2024 compared with cash used of $111.1 million in 2023. Borrowings under our revolving credit facility were $305.2 million in 2024, which were primarily used to fund our 2024 acquisitions. Repayments of short- and long-term obligations were $124.5 million in 2024 compared to $94.0 million in 2023. Cash dividends paid to stockholders were $14.7 million in 2024 and $13.2 million in 2023. In addition, taxes paid related to the vesting of equity awards were $5.9 million in 2024 compared to $3.9 million in 2023.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $6.5 million decrease in cash, cash equivalents, and restricted cash in 2024 related to exchange rates was primarily attributable to the strengthening of the U.S. dollar against the euro and the Canadian dollar and, to a lesser extent, the Brazilian real and Mexican peso. The $3.1 million increase in cash, cash equivalents and restricted cash in 2023 was primarily attributable to the weakening of the U.S. dollar against the euro, the Canadian dollar, and Mexican peso.

Borrowing Capacity and Debt Obligations
Our unsecured multi-currency revolving credit facility originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on November 30, 2027 and has a total borrowing capacity of $400.0 million.

Kadant Inc.

In 2024, we borrowed $305.2 million under our revolving credit facility, which was primarily used to fund our acquisitions.
As of December 28, 2024, our outstanding balance under the Credit Agreement was $278.4 million, including $71.4 million of euro-denominated borrowings. We also had $121.8 million of available borrowing capacity, along with a $200.0 million uncommitted, unsecured incremental borrowing facility. Borrowings under our revolving credit facility bear variable rates of interest and adjust frequently based on prevailing market rates and the terms of our Credit Agreement. Under our debt agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25. As of December 28, 2024, our leverage ratio was 0.99 and we were in compliance with our debt covenants. See Note 6, Long-Term Obligations, in the accompanying consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
In addition to the obligations on our consolidated balance sheet at December 28, 2024, which include, but are not limited to, long-term obligations (Note 6), unrecognized tax benefits (Note 5), leases (Note 9), and contingent consideration associated with a 2024 acquisition (Note 2), we have outstanding letters of credit and bank guarantees of $13.9 million at December 28, 2024, primarily relating to performance obligations and customer deposit guarantees (Note 7).
On May 16, 2024, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 16, 2024 to May 16, 2025. We have not repurchased any shares of our common stock under this authorization or under our previous $50.0 million authorization that expired on May 18, 2024.
We paid cash dividends of $14.7 million in 2024. On November 14, 2024, we declared a quarterly cash dividend of $0.32 per share totaling $3.8 million that was paid on February 6, 2025. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is also subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make capital expenditures of approximately $24.0 to $26.0 million during 2025 for property, plant, and equipment.
As of December 28, 2024, we had approximately $296.1 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $255.3 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In 2024, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $5.3 million.
We believe that our existing cash and cash equivalents, along with cash generated from operations and our existing borrowing capacity will be sufficient to meet the capital requirements of our operations for the next 12 months and the foreseeable future.

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

Income Taxes
We operate in numerous countries under many legal forms and, as a result, are subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and available tax credits. Changes in tax laws, regulations, agreements and treaties, currency-exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of current tax and deferred tax balances and our results of operations.
We compute our provision for income taxes using the asset and liability method, and we recognize deferred tax assets

Kadant Inc.

and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for tax loss or credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates that are expected to apply to taxable income in the years in which we expect to realize those deferred tax assets and liabilities. We estimate the degree to which our deferred tax assets on deductible temporary differences and tax loss or credit carryforwards will result in an income tax benefit based on the expected profitability by tax jurisdiction, and we provide a valuation allowance for these deferred tax assets if it is more likely than not that they will not be realized in the future. If it were to become more likely than not that these deferred tax assets would be realized, we would reverse the related valuation allowance. Should our actual future taxable income by tax jurisdiction vary from our estimates, additional valuation allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. At year-end 2024, we maintained a valuation allowance against a portion of our state operating loss carryforwards in the United States and a valuation allowance in certain foreign jurisdictions due to the uncertainty of future profitability in the state and those foreign jurisdictions. Our tax valuation allowance was $7.6 million at year-end 2024.
In the ordinary course of business there are inherent uncertainties and judgements required in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. On a quarterly basis, we evaluate our uncertain tax positions against various factors, including changes in facts or circumstances, tax laws, or the status of audits by tax authorities. We believe that we have appropriately accounted for any liability for unrecognized tax benefits, and at year-end 2024, our liability for these unrecognized tax benefits, including an accrual for the related interest and penalties, totaled $18.0 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
We intend to repatriate the distributable reserves of select foreign subsidiaries back to the United States and, during 2024, we recorded $0.6 million of tax expense associated with these foreign earnings that we plan to repatriate in 2025. Except for these select foreign subsidiaries, we intend to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations, including the repayment of our foreign debt.
In December 2021, the OECD released the Pillar Two Rules. Since the release of the Pillar Two Rules, the OECD has issued four tranches of administrative guidance, as well as guidance on transitional safe harbor relief. Various countries, including the member states of the European Union, have adopted Pillar Two Rules into their domestic laws, with certain rules coming into effect for fiscal years beginning in 2024. While the Pillar Two Rules serve as a framework for implementing the minimum tax, countries may enact domestic laws that vary slightly from the Pillar Two Rules and may also adjust domestic tax incentives to align with the Pillar Two Rules on different timelines. We continue to assess the potential impact of the Pillar Two global minimum tax on our operations and effective tax rate. Certain jurisdictions in which we operate have enacted or proposed legislation to align with the OECD's Pillar Two Rules. For fiscal 2024, we qualify for the transitional safe harbor, which provides temporary relief from the application of the global minimum tax. As a result of meeting the transitional safe harbor criteria, we do not anticipate a material impact on our effective tax rate or incremental tax liabilities in the near term. We continue to evaluate our eligibility under the safe harbor provisions and monitor evolving regulatory guidance that may affect our long-term tax position.

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

Valuation of Goodwill and Intangible Assets
We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination, including the determination of the fair value of intangible assets acquired, which represents a significant portion of the purchase price in many of our acquisitions. We estimate the fair value of intangible assets primarily using the multi-

Kadant Inc.

period excess earnings and relief-from-royalty valuation methods, which are based on projections of discounted cash flows or royalty payments avoided that we expect from the identifiable intangible assets of the acquired businesses. Our valuation models incorporate significant assumptions, including future revenue growth rates, customer attrition rates, gross and operating margins, discount rates and royalty rates. The determination of the allocation of the purchase price for the fair value of intangible assets acquired requires significant judgment as does the determination as to whether such intangibles are amortizable or non-amortizable and, if amortizable, the amortization period of the intangible asset.
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
At September 29, 2024 (the first day of the fourth quarter of 2024), we performed a qualitative impairment analysis on our goodwill and indefinite-lived intangible assets. Based on these analyses, we determined goodwill and indefinite-lived intangible assets were not impaired. Goodwill totaled $493.1 million and indefinite-lived intangible assets totaled $28.6 million at September 29, 2024. At year-end 2024, no factors were identified that would alter the conclusions of our September 29, 2024 analysis. Goodwill totaled $479.2 million and indefinite-lived intangible assets totaled $27.9 million at year-end 2024.
Definite-lived intangible assets are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. No indicators of impairment were identified in 2024 and 2023. Definite-lived intangible assets were $251.6 million at year-end 2024.
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

Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the heading Recent Accounting Pronouncements, in the accompanying consolidated financial statements for further details.

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

Kadant Inc.

Interest Rates
Our exposure to changes in interest rates relates primarily to our long-term debt. Our borrowings under the Credit Agreement of $278.4 million at year-end 2024 bear variable rates of interest, which adjust frequently based on prevailing market rates. Assuming year-end borrowing levels, a 10% increase in interest rates on our variable-rate debt would have increased our annual pre-tax interest expense by $1.2 million in 2024.

Currency Exchange Rates
We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi, Brazilian reals, and Swedish krona. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "accumulated other comprehensive items" component of stockholders' equity. A 10% decrease in functional currencies relative to the U.S. dollar, would have resulted in a reduction in stockholders' equity of $62.8 million at year-end 2024.
At year-end 2024, we had $71.4 million of euro-denominated borrowings outstanding. The translation of our foreign-denominated debt impacts our borrowing capacity available under our Credit Agreement, which is calculated in U.S. dollars. A 10% increase in the euro foreign exchange rate against the U.S. dollar would have decreased our borrowing capacity by approximately $7.1 million at year-end 2024.
The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts. Any adverse change related to the value of our foreign currency contracts will largely be offset by the corresponding change in the fair value of the underlying hedged items. We did not engage in any material forward currency-exchange contract activity in 2024.

Item 8.    Financial Statements and Supplementary Data
This data is submitted as a separate section to this report and incorporated herein by reference. See Item 15, "Exhibits and Financial Statement Schedules."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at year-end 2024. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures at year-end 2024, our Chief Executive Officer and Chief Financial Officer concluded that at year-end 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting at year-end 2024. In making this assessment, our management used the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that at year-end 2024 our internal control over financial reporting was effective based on the criteria issued by COSO.

Kadant Inc.

Our audited consolidated financial statements include the results of the acquisitions of Key Knife, KWS, and DSTI since their dates of acquisition, including total assets of $315,451,000 and total revenue of $112,858,000 as of and for the fiscal year ended December 28, 2024, but management has excluded these acquisitions from its assessment of the effectiveness of internal control over financial reporting as of December 28, 2024.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Insider Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 28, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
Information about our Directors
This information will be included under the heading "Election of Directors" in our 2025 proxy statement and is incorporated in this report by reference, except for the information concerning executive officers, which is included under the heading "Information about our Executive Officers" in Part I, Item 1 of this report.

Insider Trading Policies
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rule and regulations, and any listing standards applicable to us. See Exhibit 19, Insider Trading Policies and Procedures, in the "Exhibit Index" in Part IV of this report.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required under Item 405 of Regulation S-K will be included under the heading "Stock Ownership–Delinquent Section 16(a) Reports" in our 2025 proxy statement and is incorporated in this report by reference.

Corporate Governance
The information required under Items 406 and 407 of Regulation S-K will be included under the heading "Corporate Governance" in our 2025 proxy statement and is incorporated in this report by reference.

Item 11.    Executive Compensation
This information will be included under the headings "Executive Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," and "Compensation Discussion and Analysis" in our 2025 proxy statement and is incorporated in this report by reference.

Kadant Inc.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information will be included under the heading "Stock Ownership" in our 2025 proxy statement and is incorporated in this report by reference.
The following table provides information about the securities authorized for issuance under our equity compensation plans at year-end 2024:
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	73,718	(a)	$—	(b)	335,478	(c)
Equity compensation plans not approved by security holders	—		$—		—
Total	73,718	(a)	$—	(b)	335,478	(c)
(a)Consists of shares of our common stock issuable upon the vesting of restricted stock units and performance-based restricted stock units under the Amended and Restated 2006 Equity Incentive Plan.
(b)Shares of restricted stock units and performance-based restricted stock units outstanding on December 28, 2024 had a weighted average grant date fair value of $258.49.
(c)Includes an aggregate of 71,905 shares of common stock issuable under our employees' stock purchase plan in connection with current and future offering periods under the plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
This information will be included under the heading "Corporate Governance" in our 2025 proxy statement and is incorporated in this report by reference.

Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, located in Boston, Massachusetts, auditor firm ID:185. The information required by this item will be included under the heading "Independent Registered Public Accounting Firm" in our 2025 proxy statement and is incorporated in this report by reference.

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
(3)Exhibits filed herewith or incorporated in this report by reference are set forth in the "Exhibit Index" beginning on page 38. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Kadant Inc.

(b)    Exhibits

Exhibit Number	Description of Exhibit
2.1
Securities Purchase Agreement dated as of December 22, 2023, by and among Key Knife, Inc., Key Knife Canadian Investments Corporation, Key Knife, Inc., Employee Stock Ownership Trust, Kadant Inc. and Kadant Canada Corp. (filed as Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2023 [File No. 001-11406] and incorporated in this document by reference).

3.1
Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 001-11406] and incorporated in this document by reference).

3.2
Amended and Restated By-laws of the Registrant effective November 20, 2014 (filed as Exhibit 3.1 to the Registrant's Form 8-K [File No. 001-11406] filed with the Commission on November 25, 2014 and incorporated in this document by reference).

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

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

10.5*
Amended and Restated 2006 Equity Incentive Plan of the Registrant effective as of May 15, 2024 (filed as Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders with the Commission on March 27, 2024 [File No. 011-11406] and incorporated in this document by reference).

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

10.10*
Form of Directors Restricted Stock Unit Award Agreement between the Registrant and its non-employee directors used for restricted stock unit awards on or after March 5, 2014 (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 [File No. 011-11406] and incorporated in this document by reference).

10.11
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
10.12
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19
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

10.20
Seventh Amendment, dated as of June 24, 2024, to the Amended and Restated Credit Agreement, dated as of March 1, 2017, by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 [File No. 001-11406] and incorporated in this document by reference).

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

19	Insider Trading Policies and Procedures.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signatures page to the Annual Report on Form 10-K).

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Dodd-Frank Compensation Recovery Policy (adopted May 2023) (filed as Exhibit 97 to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2023 [File No. 001-11406] and incorporated in this document by reference).

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

KADANT INC.

Date: February 25, 2025	By:	/s/ Jeffrey L. Powell
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 25, 2025.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kadant Inc. and subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the fiscal years in the three-year period ended December 28, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Key Knife, Inc. (Key Knife), KWS Manufacturing Company, Ltd. (KWS), and Dynamic Sealing Technologies LLC (DSTI) during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024, Key Knife's, KWS's, and DSTI's internal control over financial reporting associated with total assets of $315,451,000 and total revenues of $112,858,000 included in the consolidated financial statements of the Company as of and for the fiscal year ended December 28, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Key Knife, KWS, and DSTI.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of customer relationships intangible assets acquired in the Key Knife and KWS business combinations

As discussed in Note 2 to the consolidated financial statements, the Company acquired Key Knife for $153,386,000 on January 1, 2024, and also acquired KWS for $79,429,000 on January 24, 2024. As of the date of each of the transactions, the Company recognized intangible assets acquired with estimated fair values of $91,620,000 for Key Knife and $29,100,000 for KWS, a portion of which related to customer relationships. The Company determined the fair value of the customer relationships using the multi-period excess earnings methodology.

We identified the assessment of the valuation of certain customer relationships intangible assets acquired in the Key Knife and KWS business combinations as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions in the valuation of the customer relationships intangible assets, specifically the future revenue growth rates, gross margins, and discount rates. Additionally, evaluating the discount rates required the involvement of valuation professionals with specialized skills and knowledge. Minor changes in these assumptions could have had a significant impact on the Company’s estimate of fair value of the customer relationships intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition date valuation process, including controls related to the development of the future revenue growth rates, gross margins, and discount rate assumptions. We evaluated the future revenue growth rates and gross margins by comparing them to the historical financial results of the acquired businesses. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates by comparing them to discount rates that were independently developed using publicly available market data for comparable peer companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Boston, Massachusetts
February 25, 2025

Kadant Inc.	2024 Financial Statements
Consolidated Balance Sheet

(In thousands, except share and per share amounts)	December 28, 2024	December 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$94,660	$103,832
Restricted cash	1,286	2,621
Accounts receivable, net of allowances of $4,403 and $4,090	142,462	133,929
Inventories	146,092	152,677
Contract assets	18,408	8,366
Other current assets	39,418	38,757
Total Current Assets	442,326	440,182
Property, Plant, and Equipment, Net	170,331	140,504
Other Assets	59,025	43,609
Intangible Assets, Net (Notes 1 and 2)	279,494	159,286
Goodwill (Notes 1 and 2)	479,169	392,084
Total Assets	$1,430,345	$1,175,665

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$3,376	$3,209
Accounts payable	51,062	42,104
Accrued payroll and employee benefits	43,815	41,855
Accrued warranty and installation costs	10,664	8,154
Customer deposits	35,887	62,641
Advanced billings	7,641	12,194
Other current liabilities	39,120	44,252
Total Current Liabilities	191,565	214,409
Long-Term Obligations (Note 6)	285,151	107,666
Long-Term Deferred Income Taxes (Note 5)	41,850	36,398
Other Long-Term Liabilities	53,651	40,952

Commitments and Contingencies (Note 7)

Stockholders' Equity (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	130,180	124,940
Retained earnings	859,693	763,131
Treasury stock at cost, 2,878,080 and 2,915,978 shares	(70,524)	(71,453)
Accumulated other comprehensive items (Note 13)	(72,368)	(43,062)
Total Kadant Stockholders' Equity	847,127	773,702
Noncontrolling interests (Note 2)	11,001	2,538
Total Stockholders' Equity	858,128	776,240
Total Liabilities and Stockholders' Equity	$1,430,345	$1,175,665

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2024 Financial Statements
Consolidated Statement of Income

(In thousands, except per share amounts)	December 28, 2024	December 30, 2023	December 31, 2022
Revenue (Notes 1 and 11)	$1,053,384	$957,672	$904,739

Costs and Operating Expenses:
Cost of revenue	587,236	541,366	515,184
Selling, general, and administrative expenses	279,920	236,264	224,405
Research and development expenses	14,318	13,562	12,724
Gain on sale and other costs, net (Note 8)	658	723	(18,856)
	882,132	791,915	733,457
Operating Income	171,252	165,757	171,282
Interest Income	1,915	1,758	904
Interest Expense	(20,028)	(8,398)	(6,478)
Other Expense, Net	(69)	(101)	(72)
Income Before Provision for Income Taxes	153,070	159,016	165,636
Provision for Income Taxes (Note 5)	40,516	42,210	43,906
Net Income	112,554	116,806	121,730
Net Income Attributable to Noncontrolling Interest	(956)	(737)	(802)
Net Income Attributable to Kadant	$111,598	$116,069	$120,928

Earnings per Share Attributable to Kadant (Note 12)
Basic	$9.51	$9.92	$10.38
Diluted	$9.48	$9.90	$10.35

Weighted Average Shares (Note 12)
Basic	11,739	11,700	11,654
Diluted	11,771	11,729	11,688

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2024 Financial Statements
Consolidated Statement of Comprehensive Income

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Net Income	$112,554	$116,806	$121,730
Other Comprehensive Items:
Foreign currency translation adjustment
Foreign currency translation adjustment	(30,198)	11,554	(25,522)
Reclassification adjustment for loss included in net income	658	—	—
Pension and other post-retirement liability adjustments, net (net of tax of $17, $45, and $225)	59	137	644
Deferred gain (loss) on cash flow hedges (net of tax of $13, $(32), and $147)	38	(96)	520
Other Comprehensive Items	(29,443)	11,595	(24,358)
Comprehensive Income	83,111	128,401	97,372
Comprehensive Income Attributable to Noncontrolling Interests	(819)	(816)	(672)
Comprehensive Income Attributable to Kadant	$82,292	$127,585	$96,700

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2024 Financial Statements
Consolidated Statement of Cash Flows

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Operating Activities
Net income attributable to Kadant	$111,598	$116,069	$120,928
Net income attributable to noncontrolling interest	956	737	802
Net income	112,554	116,806	121,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,587	33,297	34,936
Stock-based compensation expense	10,639	9,765	8,576
Provision for losses on accounts receivable	721	531	1,165
Gain on sale of assets and other income (Note 8)	—	(841)	(20,190)
Loss on liquidation of subsidiary (Note 8)	658	—	—
Non-cash impairment costs (Note 8)	—	36	731
Deferred income tax provision (benefit)	1,232	(1,949)	7,159
Other items, net	7,169	4,612	6,658
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,833)	(1,694)	(18,515)
Contract assets	(6,999)	6,450	(6,715)
Inventories	23,951	14,085	(36,116)
Other assets	(1,088)	4,165	(1,558)
Accounts payable	10,577	(19,896)	1,362
Customer deposits	(29,751)	(9,011)	14,358
Other liabilities	(21,152)	9,189	(10,956)
Net cash provided by operating activities	155,265	165,545	102,625

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(300,335)	(905)	(3,474)
Purchases of property, plant, and equipment	(21,005)	(31,850)	(28,199)
Proceeds from sale of property, plant, and equipment	1,289	1,637	2,111
Other investing activities	914	328	42
Net cash used in investing activities	(319,137)	(30,790)	(29,520)

Financing Activities
Proceeds from issuance of short- and long-term obligations (Note 6)	305,211	—	22,057
Repayment of short- and long-term obligations	(124,480)	(93,965)	(85,510)
Dividends paid	(14,672)	(13,223)	(12,001)
Proceeds from issuance of Company common stock	1,605	—	1,376
Tax withholding payments related to stock-based compensation	(5,881)	(3,915)	(4,607)
Dividend paid to noncontrolling interest	(1,346)	—	(630)
Acquisition of subsidiary shares from noncontrolling interest (Note 2)	(523)	—	—
Other financing activities	—	(8)	(1,254)
Net cash provided by (used in) financing activities	159,914	(111,111)	(80,569)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(6,549)	3,084	(6,972)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(10,507)	26,728	(14,436)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	106,453	79,725	94,161
Cash, Cash Equivalents, and Restricted Cash at End of Year	$95,946	$106,453	$79,725
See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2024 Financial Statements
Consolidated Statement of Stockholders' Equity

			Capital in Excess of Par Value	Retained Earnings			Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
(In thousands, except share and per share amounts)	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2022	14,624,159	$146	$115,888	$551,848	3,003,419	$(73,596)	$(30,350)	$1,680	$565,616
Net income	—	—	—	120,928	—	—	—	802	121,730
Dividends declared – Common Stock, $1.04 per share	—	—	—	(12,132)	—	—	—	—	(12,132)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(630)	(630)
Activity under stock plans	—	—	4,036	—	(53,422)	1,309	—	—	5,345
Other comprehensive items	—	—	—	—	—	—	(24,228)	(130)	(24,358)
Balance at December 31, 2022	14,624,159	$146	$119,924	$660,644	2,949,997	$(72,287)	$(54,578)	$1,722	$655,571
Net income	—	—	—	116,069	—	—	—	737	116,806
Dividends declared – Common Stock, $1.16 per share	—	—	—	(13,582)	—	—	—	—	(13,582)
Activity under stock plans	—	—	5,016	—	(34,019)	834	—	—	5,850
Other comprehensive items	—	—	—	—	—	—	11,516	79	11,595
Balance at December 30, 2023	14,624,159	$146	$124,940	$763,131	2,915,978	$(71,453)	$(43,062)	$2,538	$776,240
Net income	—	—	—	111,598	—	—	—	956	112,554
Dividends declared – Common Stock, $1.28 per share	—	—	—	(15,036)	—	—	—	—	(15,036)
Activity under stock plans	—	—	5,434	—	(37,898)	929	—	—	6,363
Noncontrolling interests acquired (Note 2)	—	—	—	—	—	—	—	9,319	9,319
Acquisition of subsidiary shares (Note 2)	—	—	(194)	—	—	—	—	(329)	(523)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Other comprehensive items	—	—	—	—	—	—	(29,306)	(137)	(29,443)
Balance at December 28, 2024	14,624,159	$146	$130,180	$859,693	2,878,080	$(70,524)	$(72,368)	$11,001	$858,128

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Kadant Inc. was incorporated in Delaware in November 1991 and trades on the New York Stock Exchange under the ticker symbol "KAI."
Kadant Inc. (together with its subsidiaries, the Company) is a global supplier of technologies and engineered systems that drive Sustainable Industrial Processing®. Its products and services play an integral role in enhancing efficiency, optimizing energy utilization, and maximizing productivity in process industries while helping customers advance their sustainability initiatives with products that reduce waste or generate more yield with fewer inputs, particularly fiber, energy, and water. Producing more while consuming less is a core aspect of Sustainable Industrial Processing and a major element of the strategic focus of the Company's three reportable segments consisting of the Flow Control segment, Industrial Processing segment, and Material Handling segment.

Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Noncontrolling Interests
In connection with the Company's January 2024 acquisition of Key Knife, Inc. and certain of its affiliates (collectively, Key Knife), the Company acquired a 45% interest in two of Key Knife's subsidiaries. Under a put and purchase option as outlined in the securities purchase agreement, the seller can demand the Company purchase, or the Company can demand that the seller sell to the Company, the remaining interest in the subsidiary where the Company holds a noncontrolling interest at any time after December 31, 2027. In May 2024, the Company acquired the remaining shares in one of the two subsidiaries. See Note 2, Acquisitions, for additional information about the Company's acquisition of Key Knife.
In addition, one of the Company's foreign subsidiaries that manufactures fluid-handling products is part of a joint venture agreement with an Italian company in which each holds a 50% ownership interest. The agreement provides the Company's subsidiary with the option to purchase the remaining 50% interest in the joint venture.

Fiscal Year
The Company has adopted a fiscal year ending on the Saturday nearest to December 31. References to 2024, 2023, and 2022 are for the Company's fiscal years ended December 28, 2024 (fiscal 2024), December 30, 2023 (fiscal 2023) and December 31, 2022 (fiscal 2022).

Financial Statement Presentation
The Company reclassified the prior year accrued warranty and installation costs amount in the accompanying consolidated balance sheet to present it separately to conform with the current year presentation.

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

Kadant Inc.	2024 Financial Statements
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
The following table presents revenue by revenue recognition method:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Point in Time	$935,520	$849,507	$807,966
Over Time	117,864	108,165	96,773
	$1,053,384	$957,672	$904,739

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
The Company disaggregates its revenue from contracts with customers by reportable segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Revenue by Product Type:
Parts and Consumables	$693,612	$598,343	$572,988
Capital	359,772	359,329	331,751
	$1,053,384	$957,672	$904,739
Revenue by Geography (based on customer location):
North America	$661,016	$538,658	$508,899
Europe	230,141	245,154	233,790
Asia	101,714	113,511	113,932
Rest of World	60,513	60,349	48,118
	$1,053,384	$957,672	$904,739

See Note 11, Business Segment and Geographical Information, for information on the disaggregation of revenue by reportable segment.
The following table presents contract balances from contracts with customers:

(In thousands)	December 28, 2024	December 30, 2023
Contract Assets	$18,408	$8,366
Contract Liabilities	$46,062	$79,397

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

Kadant Inc.	2024 Financial Statements
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
The Company recognized revenue of $70,943,000 in 2024 and $65,562,000 in 2023 that was included in the contract liabilities balance at the beginning of 2024 and 2023, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of year-end 2024 was $18,959,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 52% of which is expected to occur within the next twelve months and the remaining 48% after January 3, 2026.
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
The changes in the allowance for credit losses are as follows:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Balance at Beginning of Year	$4,090	$3,595	$2,735
Provision charged to expense	721	531	1,165
Accounts written off	(215)	(89)	(129)
Currency translation	(193)	53	(176)
Balance at End of Year	$4,403	$4,090	$3,595

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $5,299,000 at year-end 2024 and $10,826,000 at year-end 2023, are included in accounts receivable in the accompanying consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Kadant Inc.	2024 Financial Statements
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
The changes in the carrying amount of product warranty obligations are as follows:

(In thousands)	December 28, 2024	December 30, 2023
Balance at Beginning of Year	$8,154	$7,283
Provision charged to expense	7,575	5,255
Usage	(4,957)	(4,606)
Acquisitions	473	—
Currency translation	(581)	222
Balance at End of Year	$10,664	$8,154
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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 28, 2024, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
In December 2021, the Organisation for Economic Co-operation and Development (OECD) released model rules introducing a new 15% global minimum tax for large multinational enterprises with an annual global revenue exceeding 750,000,000 euros (Pillar Two Rules). Since the release of the Pillar Two Rules, the OECD has issued four tranches of administrative guidance, as well as guidance on transitional safe harbor relief. Various countries, including the member states of the European Union, have adopted the Pillar Two Rules into their domestic laws, with certain rules coming into effect for fiscal years beginning in 2024. While the Pillar Two Rules serve as a framework for implementing the minimum tax, countries may enact domestic laws that vary slightly from the Pillar Two Rules and may also adjust domestic tax incentives to align with the Pillar Two Rules on different timelines. For fiscal 2024, the Company qualifies for the transitional safe harbor, which provides temporary relief from the application of the global minimum tax. As a result of meeting the transitional safe harbor criteria, the Company does not anticipate a material impact on its effective tax rate or incremental tax liabilities in the near term. The Company continues to evaluate its eligibility under the safe harbor provisions and monitor evolving regulatory guidance that may affect its long-term tax position.

Earnings per Share
Basic earnings per share (EPS) is computed by dividing net income attributable to Kadant by the weighted average number of shares outstanding during the year. Diluted EPS is computed using the treasury stock method assuming the effect of all potentially dilutive securities, including restricted stock units (RSUs) and employee stock purchase plan shares.

Cash, Cash Equivalents, and Restricted Cash
At year-end 2024 and 2023, cash equivalents included investments in money market funds and highly liquid short-term investments, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying consolidated balance sheet that are shown in aggregate in the consolidated statement of cash flows:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Cash and cash equivalents	$94,660	$103,832	$76,371
Restricted cash	1,286	2,621	3,354
Total Cash, Cash Equivalents, and Restricted Cash	$95,946	$106,453	$79,725

Supplemental Cash Flow Information

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Cash Paid for Interest	$19,699	$8,071	$6,053
Cash Paid for Income Taxes, Net of Refunds	$42,291	$47,519	$36,971

Non-Cash Investing Activities:
Fair value of assets acquired	$360,694	$1,338	$2,785
Fair value of liabilities assumed (adjusted)	$36,340	$264	$(812)
Fair value of noncontrolling interest acquired	$9,319	$—	$—
Fair value of contingent consideration acquired	$1,785	$—	$—
Purchase of property with outstanding loan receivable	$—	$—	$1,397
Purchases of property, plant and equipment in accounts payable	$1,181	$4,453	$1,040

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of RSUs	$5,576	$5,163	$5,555
Dividends declared but unpaid	$3,762	$3,395	$3,036

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
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
The components of inventories are as follows:

(In thousands)	December 28, 2024	December 30, 2023
Raw Materials	$60,750	$66,738
Work in Process	27,692	32,147
Finished Goods (includes $554 and $5,182 at customer locations)	57,650	53,792
	$146,092	$152,677

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Assets acquired as part of a business combination are initially recorded at fair value. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization primarily using the straight-line method over the estimated useful lives of the property as follows: buildings, 10 to 40 years; machinery and equipment, 2 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. For construction in progress, no provision for depreciation is made until the assets are available and ready for use. Property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.
Property, plant, and equipment consist of the following:

(In thousands)	December 28, 2024	December 30, 2023
Land	$15,884	$10,769
Buildings	105,064	92,631
Machinery, Equipment, and Leasehold Improvements	190,615	161,041
Construction in Progress	4,127	8,909
	315,690	273,350
Less: Accumulated Depreciation and Amortization	145,359	132,846
	$170,331	$140,504

Depreciation and amortization expense was $20,547,000 in 2024, $14,849,000 in 2023, and $14,429,000 in 2022. See Note 9, Leases, for further details relating to assets under financing leases included in property, plant and equipment in the accompanying consolidated balance sheet.

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
December 28, 2024
Definite-Lived
Customer relationships	$334,066	$(127,664)	$(8,607)	$197,795
Product technology	92,106	(49,294)	(3,245)	39,567
Tradenames	16,536	(5,084)	(481)	10,971
Other	25,221	(21,280)	(668)	3,273
	467,929	(203,322)	(13,001)	251,606
Indefinite-Lived
Tradenames	29,059	—	(1,171)	27,888
Acquired Intangible Assets	$496,988	$(203,322)	$(14,172)	$279,494

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
December 30, 2023
Definite-Lived
Customer relationships	$218,959	$(108,519)	$(5,562)	$104,878
Product technology	67,576	(43,786)	(2,367)	21,423
Tradenames	7,039	(4,262)	(388)	2,389
Other	20,320	(17,715)	(604)	2,001
	313,894	(174,282)	(8,921)	130,691
Indefinite-Lived
Tradenames	29,059	—	(464)	28,595
Acquired Intangible Assets	$342,953	$(174,282)	$(9,385)	$159,286

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
Intangible assets acquired related to the Company's acquisitions in 2024 totaled $154,023,000. See Note 2, Acquisitions, for further details. Definite-lived intangible assets at year-end 2024 have a weighted average amortization period of 14 years. Amortization of definite-lived intangible assets was $29,040,000 in 2024, $18,448,000 in 2023, and $20,507,000 in 2022 and was included in selling, general, and administrative (SG&A) expenses in the accompanying consolidated statement of income. The estimated future amortization expense of definite-lived intangible assets is $26,005,000 in 2025; $24,901,000 in 2026; $24,132,000 in 2027; $22,848,000 in 2028; $18,548,000 in 2029; and $135,172,000 in the aggregate thereafter.

Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets of the acquired business at the date of acquisition. The Company’s acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, due to the expectation of synergies from combining the businesses.
The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance as of December 31, 2022
Gross balance	$118,309	$209,919	$142,765	$470,993
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	118,309	124,381	142,765	385,455
2023 Activity
Acquisition (Note 2)	—	793	4	797
Currency translation	2,473	2,020	1,339	5,832
Total 2023 activity	2,473	2,813	1,343	6,629
Balance at December 30, 2023
Gross balance	120,782	212,732	144,108	477,622
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	120,782	127,194	144,108	392,084
2024 Activity
Acquisitions (Note 2)	15,384	36,096	48,160	99,640
Measurement period adjustment for 2023 acquisition	—	(22)	—	(22)
Currency translation	(3,961)	(5,740)	(2,832)	(12,533)
Total 2024 activity	$11,423	$30,334	$45,328	$87,085

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 28, 2024
Gross balance	$132,205	$243,066	$189,436	$564,707
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$132,205	$157,528	$189,436	$479,169

Impairment of Goodwill and Intangible Assets
The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets as of the first day of the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset might be impaired. Potential impairment indicators include a significant decline in sales, earnings, or cash flows, material adverse changes in the business climate, and a significant decline in the market capitalization due to a sustained decrease in the Company's stock price. The Company is permitted to first assess qualitative factors to determine whether the quantitative impairment test is necessary. If the qualitative assessment (Step 0) results in a determination that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not less than its carrying amount, the Company performs a quantitative impairment analysis (Step 1). The Company may bypass the qualitative assessment and proceed directly to the quantitative assessment.
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

Goodwill
At September 29, 2024 (the first day of the fourth quarter of 2024), the Company performed a qualitative goodwill impairment assessment (Step 0) for each of its reporting units, which indicated that the fair value of each reporting unit exceeded its carrying value, and determined that the asset was not impaired. The impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the reporting units' and the Company's overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained and determined that it was not more likely than not that the fair value of any of the respective reporting unit's assets was less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could have produced a different result. At year-end 2024, no factors were identified that would alter the conclusions of the September 29, 2024 goodwill impairment analysis
At October 1, 2023 (the first day of the fourth quarter of 2023), the Company performed a quantitative goodwill impairment analysis (Step 1) for all of its reporting units, which indicated that the fair value of each reporting unit exceeded its carrying value, and determined that the asset was not impaired. At year-end 2023, no factors were identified that would alter the conclusions of the October 1, 2023 goodwill impairment analysis.
Goodwill by reporting unit is as follows:

(In thousands)	December 28, 2024	December 30, 2023
Fluid-Handling	$76,733	$63,180
Doctoring, Cleaning, & Filtration	55,472	57,602
Fiber Processing	20,956	21,150
Wood Processing	136,572	106,044
Material Handling	189,436	144,108
	$479,169	$392,084

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
Intangible Assets
At September 29, 2024, the Company performed a qualitative impairment analysis (Step 0) on its indefinite-lived intangible assets and determined that the assets were not impaired. At year-end 2024, no factors were identified that would alter the conclusions of the September 29, 2024 indefinite-lived intangible asset impairment analysis.
At October 1, 2023, the Company performed a quantitative impairment analysis (Step 1) on its indefinite-lived intangible assets and determined that the assets were not impaired. At year-end 2023, no factors were identified that would alter the conclusions of the September 29, 2024 indefinite-lived intangible asset impairment analysis.
No triggering events or indicators of impairment were identified in 2024 or 2023 related to the Company's definite-lived intangible assets.

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
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase accounting measurement period, which is generally up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. The Company estimates the fair value of intangible assets primarily using the multi-period excess earnings and relief-from-royalty valuation methods, which are based on projections of discounted cash flows or royalty payments avoided that are expected from the identifiable intangible assets of the acquired businesses. The Company's valuation models incorporate significant assumptions, including future revenue growth rates, customer attrition rates, gross and operating margins, discount rates and royalty rates. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. Acquisition costs are recorded as incurred in SG&A expenses in the accompanying consolidated statement of income and were $2,872,000 in 2024, $1,442,000 in 2023, and $668,000 in 2022.

Foreign Currency Translation and Transactions
All assets and liabilities of the Company's foreign subsidiaries are translated at fiscal year-end exchange rates, and revenue and expenses are translated at average exchange rates for each quarter in accordance with ASC 830, Foreign Currency Matters. Resulting translation adjustments are reflected in the "accumulated other comprehensive items" (AOCI) component of stockholders' equity (see Note 13, Accumulated Other Comprehensive Items). Foreign currency transaction gains and losses are included in the accompanying consolidated statement of income and are not material in the three years presented.

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

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements
Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Under this ASU, a company is required to enhance its segment disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. This ASU is effective for fiscal year-end 2024 and interim periods beginning in fiscal 2025, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this ASU during the fourth quarter of 2024, which resulted in additional disclosures. See Note 11, Business Segment and Geographical Information, for the Company's enhanced segment disclosures.
Income Taxes - Improvements to Income Tax Disclosures (Topic 740). In December 2023, the FASB issued ASU No. 2023-09, to improve income tax disclosure requirements, primarily through enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This ASU is effective for fiscal year-end 2025, with early adoption permitted and may be applied retrospectively. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Topic 220). In November 2024, the FASB issued ASU No. 2024-03, to disaggregate operating expense into specific categories to provide enhanced transparency into the nature and function of expenses. This ASU is effective for fiscal year-end 2027 and interim periods beginning in fiscal 2028, with early adoption permitted and may be applied retrospectively. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.

2.    Acquisitions

2024

Key Knife, Inc.
On January 1, 2024, the Company acquired Key Knife pursuant to a securities purchase agreement dated December 22, 2023, for $153,386,000, net of cash acquired and subject to a post-closing adjustment. Key Knife is a global supplier of engineered knife systems for custom chipping, planing, and flaking solutions for wood products industries and is part of the Company's Industrial Processing segment. Goodwill from the Key Knife acquisition was $35,894,000, of which $29,158,000 is expected to be deductible for tax purposes over 15 years. In addition, separately identifiable intangible assets acquired were $91,620,000, of which $77,400,000 is expected to be deductible for tax purposes over 15 years.
As part of the acquisition, the Company acquired a 45% interest in two of Key Knife's subsidiaries, increasing its noncontrolling interest liability by $9,319,000 based on the income valuation approach. Under a put and purchase option as outlined in the securities purchase agreement, the seller can demand the Company purchase, or the Company can demand that the seller sell to the Company, the remaining interest in these subsidiaries at any time after December 31, 2027. The purchase price would be based on a total enterprise value as defined in the original purchase agreement. See "Other Acquisitions" below for additional information.

KWS Manufacturing Company, Ltd.
On January 24, 2024, the Company acquired all of the outstanding equity securities of KWS Manufacturing Company, Ltd. (KWS) for $79,429,000. The Company paid $79,191,000 and assumed a $238,000 bank overdraft. KWS is a leading manufacturer of conveying equipment for the bulk material handling industry and is part of the Company's Material Handling segment. Goodwill from the KWS acquisition was $38,418,000 and separately identifiable intangibles assets were $29,100,000, both of which are expected to be fully deductible for tax purposes over 15 years.

Dynamic Sealing Technologies LLC
On May 31, 2024, the Company acquired all of the outstanding equity securities of Dynamic Sealing Technologies LLC and affiliates (collectively, DSTI) for $53,570,000, net of cash acquired. DSTI is a leading manufacturer of engineered fluid sealing and transfer solutions for rotating applications and is part of the Company's Flow Control segment. Goodwill from the DSTI acquisition was $14,946,000, of which $14,161,000 is expected to be deductible

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
for tax purposes over 15 years. In addition, separately identifiable intangible assets acquired were $24,380,000, all of which are expected to be fully deductible for tax purposes over 15 years.

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
On August 21, 2024, the Company acquired a technology company as part of its Material Handling segment. The total purchase price was approximately $11,785,000, which included cash paid of $8,843,000 net of cash acquired, an estimated post-closing adjustment of $1,157,000 to be paid within 18 months of closing, and contingent consideration with a fair value of $1,785,000. The contingent consideration is payable upon the achievement of certain revenue performance targets earned between June 30, 2025 and June 30, 2027. The maximum future value of the contingent consideration subject to payment is approximately $10,876,000, calculated using the foreign currency spot rate at December 28, 2024. The valuation of the contingent consideration is dependent on the following assumptions: the probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rate. These assumptions were estimated based on a review of historical and projected results. See Note 10, Fair Value Measurements and Fair Value of Financial Instruments, for additional information related to the fair value of the contingent consideration assumed in the acquisition.
In August 2024, the Company acquired certain other assets for a total of $1,755,000 in cash.

Purchase Price Allocation
The following table summarizes the aggregate purchase price and estimated fair values of the net assets and noncontrolling interests acquired related to the 2024 acquisitions:

(In thousands)	Total
Cash and Cash Equivalents	$11,509
Accounts Receivable	12,382
Inventories	24,649
Other Current Assets	4,936
Property, Plant, and Equipment	37,028
Other Assets	16,527
Definite-Lived Intangible Assets
Customer relationships	115,095
Product technology	24,530
Tradenames	9,497
Other	4,901
Goodwill	99,640
Total assets acquired	360,694

Accounts Payable	3,301
Customer Deposits	3,192
Other Current Liabilities	10,212
Long-Term Deferred Income Taxes	5,786
Other Long-Term Liabilities	13,849
Total liabilities assumed	36,340
Noncontrolling interests acquired	9,319
Net assets and noncontrolling interests acquired	$315,035

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	Total
Purchase Price:
Cash Paid	$311,844
Fair Value of Contingent Consideration (Note 10)	1,785
Estimated Remaining Post-Closing Adjustments, Net	1,406
$315,035
The final purchase accounting and purchase price allocations remain subject to change as the Company continues to refine its preliminary valuation of certain acquired assets and liabilities assumed, which may result in adjustments to the assets and liabilities, including goodwill. The Company expects the remaining purchase price adjustments will relate to the valuation of acquired intangibles and deferred income taxes associated with its acquisitions made in the second and third quarters of 2024. Measurement period adjustments made in 2024 were not material to the Company's financial position or results of operations.
The weighted-average amortization period for the definite-lived intangible assets related to the 2024 acquisitions is 17 years, including weighted-average amortization periods of 18 years for customer relationships, 12 years for product technology, and 20 years for tradenames.
Revenue and operating income for the year ended December 28, 2024 associated with the 2024 acquisitions from their respective acquisition dates are as follows:

(In thousands)	Total
Revenue	$115,227
Operating Income (a)	$5,548
(a) Includes amortization expense associated with acquired profit in inventory and backlog of $8,441,000 in 2024.

Unaudited Supplemental Pro Forma Information
The following unaudited pro forma information provides the effect of the Key Knife, KWS and DSTI acquisitions as if had they been completed as of the beginning of 2023:

(In thousands, except per share amounts)	December 28, 2024	December 30, 2023
Revenue	$1,064,976	$1,093,750
Net Income Attributable to Kadant	$117,560	$106,069
Earnings per Share Attributable to Kadant
Basic	$10.01	$9.07
Diluted	$9.99	$9.04
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
Pro forma results include the following non-recurring pro forma adjustments:
•Pre-tax charge to cost of revenue of $5,297,000 in 2023 and reversal of $5,141,000 in 2024 for the sale of inventory revalued at the date of acquisition.
•Pre-tax charge to SG&A expenses of $3,496,000 in 2023 and reversal of $2,898,000 in 2024 for intangible asset amortization related to acquired backlog.
•Pre-tax charge to SG&A expenses of $2,872,000 in 2023 and reversal of $2,872,000 in 2024 for acquisition costs.
•Estimated tax effects related to the pro forma adjustments.
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisitions occurred as of the beginning of 2023, or that may result in the future.
The Company's pro forma results of operations exclude its other acquisitions in 2024 as the inclusion of those results would not have been materially different from the pro forma results presented above.

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
2023
On December 19, 2023, the Company acquired a business in Sweden, which is included in the Company's Industrial Processing segment, for approximately $895,000, net of cash acquired.

2022
On November 14, 2022, the Company acquired a business in Canada, which is included in the Company's Material Handling segment, for approximately $3,622,000, net of cash acquired.

3.    Employee Benefit Plans

Stock-Based Compensation Plans
The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company's board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, RSUs, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards granted under these plans are determined by the board committee. Upon a change of control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 263,573 shares available for grant under these stock-based compensation plans at year-end 2024. The Company generally issues its common stock out of treasury stock, to the extent available, for share issuances related to its stock-based compensation plans.
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
The components of pre-tax stock-based compensation expense included in SG&A expenses in the accompanying consolidated statement of income are as follows:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
RSU Awards	$10,119	$9,376	$8,222
Employee Stock Purchase Plan Awards	520	389	354
	$10,639	$9,765	$8,576

The Company grants RSUs to non-employee directors and certain employees. Holders of RSUs have no voting rights and are not entitled to receive cash dividends.

Non-Employee Director Restricted Stock Units
The Company granted RSU awards consisting of 606 RSUs in 2024, 868 RSUs in 2023 and 941 RSUs in 2022 to each of its incumbent non-employee directors. Half of the RSUs vested on June 1 of each year and the remaining RSUs vested ratably on the last day of the third and fourth fiscal quarters of each year. In addition, the Company granted RSU awards consisting of 470 RSUs in May 2022, which vested ratably on the last day of the third and fourth fiscal quarters of 2022, to its then new non-employee director. Each RSU issued to the directors represents the right to receive one share of the Company's common stock upon vesting. There were no unvested non-employee director RSUs at December 28, 2024.

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

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
known. Unrecognized compensation expense related to the unvested performance-based RSUs totaled $4,171,000 at year-end 2024, and will be recognized over a weighted average period of 1.4 years.
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

Time-Based Restricted Stock Units
The Company grants time-based RSUs to its officers and other employees of the Company. Each time-based RSU represents the right to receive one share of the Company's common stock upon vesting. The Company recognizes compensation expense associated with these time-based RSUs ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Unrecognized compensation expense related to the time-based RSUs totaled $4,762,000 at year-end 2024, and will be recognized over a weighted average period of 1.8 years.

Vesting of Restricted Stock Units
A summary of the activity of the Company's unvested RSUs in 2024 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant- Date Fair Value
Unvested RSUs at December 30, 2023	83	$192.42
Granted	37	$314.33
Vested	(45)	$200.80
Forfeited	(1)	$219.88
Unvested RSUs at December 28, 2024	74	$258.49

The weighted average grant date fair value of RSUs granted was $314.33 in 2024, $212.92 in 2023, and $170.76 in 2022. The total fair value of shares vested was $9,089,000 in 2024, $7,834,000 in 2023, and $8,337,000 in 2022.

Employee Stock Purchase Plan
The Company's eligible U.S. employees may elect to participate in its employee stock purchase plan. Under the plan, shares of the Company's common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee's gross wages. The Company issued 8,818 shares for 2024 (issued in fiscal 2025), 10,627 shares in 2023 (issued in fiscal 2024), and 9,111 shares in 2022 of its common stock under this plan. The Company had 71,905 shares available for grant under the employee stock purchase plan at year-end 2024.

401(k) Savings and Other Defined Contribution Plans
The Company's U.S. subsidiaries participate in the Kadant Inc. 401(k) Retirement Savings Plan sponsored by the Company. Contributions to the plan are made by both the employee and the Company and are immediately vested. Company contributions are based upon the level of employee contributions.
Certain of the Company's subsidiaries offer other retirement plans, the majority of which are defined contribution plans. Company contributions to these plans are based on formulas determined by the Company. For these plans, the Company contributed and charged to expense $6,810,000 in 2024, $5,607,000 in 2023, and $5,151,000 in 2022.

Pension and Other Post-Retirement Defined Benefits Plans
The Company sponsors pension and other post-retirement defined benefit plans covering employees at certain U.S. and foreign subsidiaries.

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
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

Common Stock
At year-end 2024, the Company had reserved 409,196 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

5.    Income Taxes

The components of income before provision for income taxes are as follows:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Domestic	$51,417	$57,810	$46,558
Foreign	101,653	101,206	119,078
	$153,070	$159,016	$165,636
The components of the provision for income taxes are as follows:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Current Provision:
Federal	$7,051	$12,402	$8,738
Foreign	29,414	28,587	26,032
State	2,819	3,170	1,977
	39,284	44,159	36,747
Deferred Provision (Benefit):
Federal	2,094	48	1,970
Foreign	(1,222)	(2,594)	4,233
State	360	597	956
	1,232	(1,949)	7,159
	$40,516	$42,210	$43,906

The Company receives a tax deduction upon the vesting of RSUs. The Company recognizes excess income tax benefits and tax deficiencies related to stock-based compensation arrangements as discrete items within the provision for income taxes in the reporting period in which they occur. The Company recognized an income tax benefit of $523,000 in 2024, $354,000 in 2023 and $501,000 in 2022 in the accompanying consolidated statement of income.

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
The provision for income taxes in the accompanying consolidated statement of income differs from the provision calculated by applying the statutory federal income tax rate of 21% to income before provision for income taxes due to the following:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Provision for Income Taxes at Statutory Rate	$32,145	$33,393	$34,784
Increases (Decreases) Resulting From:
Foreign tax rate differential	7,697	5,070	5,770
State income taxes, net of federal income tax	2,512	2,965	2,316
Nondeductible expenses	1,731	1,730	2,683
U.S. tax (benefit) cost of foreign earnings	(1,379)	1,270	932
(Reversal of) provision for tax benefit reserves, net	(65)	386	(1,368)
Research and development tax credits	(503)	(520)	(425)
Excess tax benefit related to stock-based compensation	(401)	(276)	(377)
Change in valuation allowance	(203)	(684)	318
Other	(1,018)	(1,124)	(727)
	$40,516	$42,210	$43,906

The Company's net deferred tax liability consists of the following:

(In thousands)	December 28, 2024	December 30, 2023
Deferred Tax Asset:
Net operating loss carryforwards	$9,623	$11,300
Lease liabilities	9,094	6,820
Inventory basis difference	5,589	5,417
Employee compensation	5,196	4,690
Capitalized research expenses	4,682	4,159
Reserves and accruals	3,125	2,581
Allowance for credit losses	822	776
Foreign, state, and alternative minimum tax credit carryforwards	344	490
Other	153	214
Deferred tax asset, gross	38,628	36,447
Less: valuation allowance	(7,570)	(7,829)
Deferred tax asset, net	31,058	28,618
Deferred Tax Liability:
Goodwill and intangible assets	(44,027)	(41,116)
Fixed asset basis difference	(13,372)	(11,764)
ROU assets	(8,754)	(5,969)
Provision for unremitted foreign earnings	(1,135)	(1,153)
Other	(2,919)	(2,361)
Deferred tax liability	(70,207)	(62,363)
Net deferred tax liability	$(39,149)	$(33,745)

Deferred tax assets and liabilities are presented in the accompanying consolidated balance sheet within other assets and long-term deferred income taxes on a net basis by tax jurisdiction. The Company has established valuation allowances related to certain domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. The valuation allowance at year-end 2024 was $7,570,000, consisting of $63,000 in the United States and $7,507,000 in foreign jurisdictions. The decrease in the valuation allowance in 2024 of $259,000 is related primarily to utilization of net operating losses and fluctuations in foreign currency exchange rates, partially offset by the valuation allowance recorded in purchase accounting. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. When assessing the need for a valuation

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2024, the Company maintained a valuation allowance in the United States against a portion of its state net operating loss carryforwards in the United States and a valuation allowance in certain foreign jurisdictions due to the uncertainty of future profitability in the state and those foreign jurisdictions.
At year-end 2024, the Company had state net operating loss carryforwards of $9,146,000 and foreign net operating loss carryforwards of $40,136,000. The U.S. state net operating loss carryforwards begin to expire in 2025 and a portion does not expire. Of the foreign net operating loss carryforwards, $1,244,000 will expire in the years 2025 through 2044, and the remainder do not expire. As of year-end 2024, the Company had foreign tax credits carryforwards of $240,000. The foreign tax credit carryforward begins to expire in 2028. The utilization of this tax attribute is limited to the Company's future taxable income.
At year-end 2024, the Company had approximately $296,095,000 of unremitted foreign earnings. During 2024, the Company repatriated $27,658,000 of previously taxed foreign earnings to the United States and recognized a foreign exchange loss of $1,746,000 associated with these earnings. The Company intends to repatriate the distributable reserves of select foreign subsidiaries back to the United States and has recognized $584,000 of tax expense on the estimated repatriation amount during 2024. Except for these select foreign subsidiaries, the Company intends to indefinitely reinvest $255,324,000 of earnings of its foreign subsidiaries in order to support the current and future capital needs of their operations, including the repayment of the Company’s foreign debt. The related foreign withholding taxes, which would be required if the Company were to remit these foreign earnings to the United States, would be approximately $5,311,000.
The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management's opinion, adequate provisions for income taxes have been made for all years subject to audit.
As of year-end 2024, the Company had a liability of $14,510,000 for unrecognized tax benefits of which $6,032,000, if recognized, would reduce the effective tax rate. A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 28, 2024	December 30, 2023
Unrecognized Tax Benefits, Beginning of Year	$11,212	$10,354
Gross Increases – Tax Positions in Prior Periods	80	44
Gross Increases – Tax Positions in Prior Periods Arising from Acquisitions (a)	4,372	—
Gross Decreases – Tax Positions in Prior Periods	(25)	(37)
Gross Increases – Current-Period Tax Positions	931	1,589
Settlements	(85)	(130)
Lapses of Statutes of Limitations	(1,624)	(749)
Currency Translation	(351)	141
Unrecognized Tax Benefits, End of Year	$14,510	$11,212
(a) Indemnification assets of $4,372,000 were also recorded.

A portion of the unrecognized tax benefits generated in 2024 is offset by deferred tax assets in the accompanying consolidated balance sheet. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued $3,488,000 at year-end 2024 and $2,017,000 at year-end 2023 for the potential payment of interest and penalties. The interest and penalties included in the accompanying consolidated statement of income was an expense of $131,000 in 2024 and $120,000 in 2023.
The Company is currently under audit in certain of its foreign tax jurisdictions. It is reasonably possible that over the next fiscal year the amount of liability for unrecognized tax benefits may be reduced by up to $1,135,000 primarily from the expiration of tax statutes of limitations.
The Company remains subject to U.S. federal income tax examinations for the tax years 2019 through 2024, and to non-U.S. income tax examinations for the tax years 2015 through 2024. In addition, the Company remains subject to state and local income tax examinations in the United States for the tax years 2003 through 2024.

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
6.    Long-Term Obligations

Long-term obligations are as follows:

(In thousands)	December 28, 2024	December 30, 2023
Revolving Credit Facility, due 2027	$278,384	$98,761
Senior Promissory Notes, due 2025 to 2028	6,660	8,330
Finance Leases, due 2025 to 2029	2,023	1,789
Other Borrowings, due 2025 to 2028	1,460	1,995
Total	288,527	110,875
Less: Current Maturities of Long-Term Obligations	(3,376)	(3,209)
Long-Term Obligations	$285,151	$107,666

See Note 10, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
On November 30, 2022, the Company entered into a sixth amendment to its unsecured multi-currency revolving credit facility, originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement). Among other things, this amendment extended the maturity date to November 30, 2027, and increased the uncommitted, unsecured incremental borrowing facility from $150,000,000 to $200,000,000. Pursuant to the Credit Agreement, the Company has a borrowing capacity of $400,000,000 and interest on borrowings outstanding accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, as defined, plus a margin of 0% to 1.25%, or (ii) Eurocurrency Rate, Term SOFR (plus a 10 basis point credit spread adjustment), Term CORRA, and RFR, as applicable and defined, plus a margin of 1.0% to 2.25%. The margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $50,000,000, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. Additionally, the Credit Agreement requires the payment of a commitment fee payable in arrears on the available borrowing capacity under the Credit Agreement, which ranges from 0.125% to 0.350%.
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
At year-end 2024, the outstanding balance under the Credit Agreement was $278,384,000, which included $71,384,000 of euro-denominated borrowings. The Company had $121,760,000 of borrowing capacity available at year-end 2024, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 5.27% as of year-end 2024 and 5.24% as of year-end 2023.

Senior Promissory Notes
In 2018, the Company entered into an uncommitted, unsecured Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement). Simultaneously with the execution of the Note Purchase Agreement, the Company issued senior promissory notes (Initial Notes) in an aggregate principal amount of $10,000,000, with a per annum interest rate of 4.90% payable semiannually, and a maturity date of December 14, 2028. The Company was required to prepay a portion of the principal of the Initial Notes beginning on December 14, 2023 and for each year thereafter, and may optionally prepay the principal on the Initial Notes, together with any prepayment premium, at any time in accordance with the Note Purchase Agreement. The obligations of the Initial Notes may be accelerated upon an event of default as defined in the Note Purchase Agreement, which includes customary events of default under such financing arrangements.
The Initial Notes are pari passu with the Company’s indebtedness under the Credit Agreement, and any other senior debt, subject to certain specified exceptions, and participate in a sharing agreement with respect to the obligations of

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
the Company and its subsidiaries under the Credit Agreement. The Initial Notes are guaranteed by certain of the Company's domestic subsidiaries.

Debt Compliance
At year-end 2024, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for vehicles. See Note 9, Leases, for further information relating to the Company's finance leases.

Other Borrowings
At year-end 2024, other borrowings included $1,460,000 of debt obligations, which have maturity dates ranging from 2026 to 2028 and interest rates of up to 1.70%.

Annual Repayment Requirements
The following schedule presents the annual repayment requirements for the Company’s long-term obligations, excluding finance leases, as of year-end 2024.

(In thousands)	Total
2025	$2,301
2026	2,093
2027	280,373
2028	1,737
$286,504

7.    Commitments and Contingencies

Letters of Credit and Bank Guarantees
Outstanding letters of credit and bank guarantees issued on behalf of the Company, principally relating to performance obligations and customer deposit guarantees, totaled $13,872,000 at year-end 2024. Certain of the Company's contracts require the Company to provide a standby letter of credit or bank guarantee to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit and bank guarantees expire without being drawn by the beneficiary.

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest-bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $7,952,000 at year-end 2024 and $9,090,000 at year-end 2023 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
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

8.    Gain on Sale and Other Costs, Net
The components of gain on sale and other costs, net are as follows:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Gain on Sale of Assets	$—	$—	$(20,190)
Restructuring and Impairment Costs	—	766	1,334
Other Costs (Income)	658	(43)	—
	$658	$723	$(18,856)
Gain on Sale of Assets
The Company entered into several agreements with the local government in China to sell its then existing manufacturing building and land use rights at one of its subsidiaries in China for $25,159,000 and relocate to a new facility (China Transaction). The agreements became effective in the first quarter of 2022 after a 31% down payment was received, including 25% in 2021 and 6% in the first quarter of 2022, and a land use right in a new location was secured. As a result, the Company recognized a gain on the China Transaction of $20,190,000, or $15,143,000, net of deferred taxes of $5,047,000, in the first quarter of 2022. A receivable of $16,082,000 was recognized for the present value of the remaining amount of the sale proceeds, which was due the earlier of when the government sells the property or within two years from the effective date of the agreements. The government settled $685,000 of the receivable in 2024. The outstanding receivable was $14,377,000 at year-end 2024, which the Company expects will be repaid in full, although the timing is uncertain. The subsidiary, which is part of the Industrial Processing segment, relocated to its new facility during the third quarter of 2023.
A summary of the change in the outstanding receivable on the China Transaction, which is included in other current assets in the consolidated balance sheet, is as follows:

(In thousands)	Total
Balance at December 30, 2023	$15,410
Accretion of interest income	135
Proceeds received	(685)
Currency translation	(483)
Balance at December 28, 2024	$14,377

Other Costs, Net
Restructuring and Impairment Costs
The Company's restructuring plans within its Flow Control Segment are as follows:
2023 Restructuring Plans
•The Company incurred restructuring and impairment costs of $400,000 in 2023 related to the consolidation of a small manufacturing operation into a larger facility in Germany. These charges consisted of severance costs of $335,000 for the termination of 10 employees, facility and other closure costs of $29,000, and asset-write downs of $36,000.
•The Company incurred restructuring costs of $366,000 in 2023 related to the termination of a contract at one of its operations in Germany.

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
2021 Restructuring Plan
•The Company incurred restructuring costs of $568,000 in 2022 related to its plan to eliminate a redundant ceramic blade manufacturing operation in France. These charges consisted of severance costs for the termination of five employees and facility and other closure costs.
•The Company incurred restructuring costs of $35,000 and impairment costs of $731,000 within its Industrial Processing segment during 2022. The impairment costs included $549,000 primarily related to the write-down of inventory from the Company's operations in Russia and $182,000 related to the write-down of certain fixed assets that were not moved to the new manufacturing facility in China as part of the China Transaction.
A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying consolidated balance sheet are as follows:

(In thousands)	Severance Costs	Contract Termination Costs	Facility and Other Closure Costs	Total
2023 Restructuring Plans
Provision	$335	$366	$29	$730
Usage	(138)	(63)	(29)	(230)
Currency translation	4	10	—	14
Balance at December 30, 2023	$201	$313	$—	$514
Usage	(195)	(303)	—	(498)
Currency translation	(6)	(10)	—	(16)
Balance at December 28, 2024	$—	$—	$—	$—

2021 Restructuring Plan
Balance at January 1, 2022	$156	$—	$—	$156
Provision	205	—	398	603
Usage	(159)	—	(231)	(390)
Currency translation	(13)	—	33	20
Balance at December 31, 2022	$189	$—	$200	$389
Usage	(187)	—	(199)	(386)
Currency translation	(2)	—	(1)	(3)
Balance at December 30, 2023	$—	$—	$—	$—
Other Costs (Income)
In 2024, the Company recognized a loss of $658,000 from the recognition of a currency translation adjustment associated with the liquidation of a small foreign subsidiary in the Flow Control segment.
In 2023, in connection with the China Transaction, the Company recognized income of $841,000 related to the outsourcing of demolition and cleanup of the then existing manufacturing building in China and sale of the remaining fixed assets. In addition, the Company incurred relocation costs of $798,000 in 2023 related to the relocation of machinery and equipment and administrative offices to the new manufacturing facility.

9.     Leases

The Company enters into operating and finance lease commitments primarily for its manufacturing and office space, vehicles, and equipment that expire on various dates over the next 17 years, some of which include assumed options to extend the lease term for up to 10 years. In addition, the Company leases land associated with certain of its buildings in Canada and China under long-term leases expiring in 2032 to 2071. The lease in Canada also includes an assumed option to extend the term for up to 10 years.
The components of lease expense are as follows:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Operating Lease Cost (a)	$8,153	$6,355	$5,870
Short-Term Lease Cost	810	698	697

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Finance Lease Cost:
ROU asset amortization	$1,168	$1,103	$1,026
Interest on lease liabilities	100	74	52
Total Finance Lease Cost	1,268	1,177	1,078

Total Lease Costs	$10,231	$8,230	$7,645
(a) Includes variable lease costs of $747,000 in 2024, $961,000 in 2023, and $478,000 in 2022.

Supplemental cash flow information related to leases is as follows:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows from operating leases	$8,282	$6,475	$6,159
Operating cash flows from finance leases	$100	$74	$51
Financing cash flows from finance leases	$1,169	$1,100	$1,002

ROU Assets Obtained in Exchange for Lease Obligations:
Operating leases (a)	$17,496	$8,120	$4,002
Finance leases	$1,598	$989	$1,468
(a) Includes ROU assets of $10,847,000 in 2024 obtained in connection with the Company's acquisitions.

Supplemental balance sheet information related to leases is as follows:

(In thousands)	Balance Sheet Line Item	December 28, 2024	December 30, 2023
Operating Leases:
ROU assets	Other assets	$36,484	$25,129
Total operating lease assets		$36,484	$25,129

Short-term liabilities	Other current liabilities	$6,548	$5,389
Long-term liabilities	Other long-term liabilities	27,768	19,350
Total operating lease liabilities		$34,316	$24,739

Finance Leases:
ROU assets, at cost	Property, plant, and equipment, at cost	$4,077	$4,037
ROU assets accumulated amortization	Accumulated depreciation and amortization	(2,094)	(2,288)
ROU assets, net	Property, plant, and equipment, net	$1,983	$1,749

Short-term obligations	Current maturities of long-term obligations	$1,075	$983
Long-term obligations	Long-term obligations	948	806
Total finance lease liabilities		$2,023	$1,789

	December 28, 2024	December 30, 2023
Weighted Average Remaining Lease Term (in years):
Operating leases	8.0	6.8
Finance leases	2.1	2.0

Weighted Average Discount Rate:
Operating leases	4.52%	4.08%
Finance leases	5.11%	4.71%

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
As of December 28, 2024, future lease payments for lease liabilities are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
2025	$7,824	$1,148
2026	6,775	752
2027	5,527	202
2028	3,842	24
2029	2,831	2
2030 and Thereafter	14,637	—
Total Future Lease Payments	41,436	2,128
Less: Imputed Interest	(7,120)	(105)
Present Value of Lease Payments	$34,316	$2,023

As of December 28, 2024, the Company had no significant operating and finance leases that had not yet commenced.

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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of December 28, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$21,248	$—	$—	$21,248
Banker's acceptance drafts (a)	$—	$5,299	$—	$5,299
Liabilities:
Forward currency-exchange contracts	$—	$39	$—	$39
Contingent consideration (Note 2) (b)	$—	$—	$1,678	$1,678

	Fair Value as of December 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$14,795	$—	$—	$14,795
Banker's acceptance drafts (a)	$—	$10,826	$—	$10,826
Forward currency-exchange contracts	$—	$8	$—	$8
Liabilities:
Forward currency-exchange contract	$—	$51	$—	$51
(a)Included in accounts receivable in the accompanying consolidated balance sheet.
(b)Included in other long-term liabilities in the accompanying consolidated balance sheet.

The Company uses the market approach technique to value its Level 1 and Level 2 financial assets and liabilities, and there were no changes in valuation techniques during 2024. Banker's acceptance drafts are carried at face value which

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
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
The Company uses the income approach technique to estimate the fair value of its Level 3 contingent consideration, including valuation models that incorporate probability adjusted assumptions and simulations related to the achievement of milestones and the likelihood of making the related payment. The unobservable inputs used in the fair value measurements include the probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rates. Projected contingent consideration related to revenue-based payments are discounted back to the current period using a discounted cash flow model. Changes to the fair value of contingent consideration can result from changes to one or multiple inputs, including the discount rate, projected revenue, revenue volatility, and the assumed probabilities of successful achievement of certain revenue targets.
The following table provides a rollforward of the change in the fair value of the contingent consideration as determined by Level 3 inputs:

(in thousands)	Total
Balance Measured at Inception (Note 2)	$1,785
Currency translation	(107)
Balance at December 28, 2024	$1,678
The carrying value and fair value of the Company's debt obligations, excluding lease obligations, are as follows:

	December 28, 2024		December 30, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$278,384	$278,384	$98,761	$98,761
Senior promissory notes	6,660	6,511	8,330	8,182
Other	1,460	1,460	1,995	1,995
	$286,504	$286,355	$109,086	$108,938
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

11.    Business Segment and Geographical Information

The Company is a global supplier of technologies and engineered systems that drive Sustainable Industrial Processing and operates in three reportable segments consisting of its Flow Control segment, Industrial Processing segment, and Material Handling segment. The Company aggregated its operating segments into its reportable segments where they contained similar products and economic characteristics, and shared similar types of customers, and production and distribution methods. The Flow Control segment is comprised of its fluid-handling and its doctoring, cleaning, & filtration operating segments, and the Industrial Processing segment is comprised of its wood processing and its fiber processing operating segments.
Each of our reportable segments is led by a segment vice president, who reports directly to the Chief Executive Officer (CEO). The Company has determined that its CEO is its Chief Operating Decision Maker (CODM) who is responsible for assessing performance and allocating resources. The CODM utilizes segment gross profit margin and segment operating income margin to evaluate the performance of each segment and allocate resources effectively. The CODM primarily reviews these profit measures in comparison to forecasts, trends, key performance targets, and results of industry peers to assess profitability, identify areas for improvement, and make strategic decisions regarding investments and resource allocation within each segment.

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
The following is a brief description of the Company's reportable segments:
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
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products and alternative fuel industries, among others. The Company's primary products include fiber processing (formerly referred to as stock-preparation) systems and recycling equipment, chemical pulping equipment, debarkers, stranders, and chippers. In addition, the Company provides industrial automation and digitization solutions to process industries.
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
The following tables present financial information for the Company's reportable segments:

December 28, 2024
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$371,177	$432,738	$249,469	$1,053,384
Cost of revenue	176,340	252,068	158,828	587,236
Gross Profit	194,837	180,670	90,641	466,148
Gross Profit Margin	52.5%	41.8%	36.3%	44.3%
Operating Expenses:
Selling expenses	55,326	42,008	24,592	121,926
General and administrative expenses	35,686	33,638	16,668	85,992
Research and development expenses	5,874	6,231	2,213	14,318
Intangible asset amortization expense	5,260	11,094	12,686	29,040
Other segment items (a)	1,079	1,076	409	2,564
Segment Operating Income	$91,612	$86,623	$34,073	$212,308
Segment Operating Income Margin	24.7%	20.0%	13.7%	20.2%
Corporate Expenses (b)				(41,056)
Interest Expense, Net (c)				(18,113)
Other Expense, Net (c)				(69)
Income Before Provision for Income Taxes				$153,070

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (d)	$6,675	$9,513	$4,310	$49	$20,547
Segment assets (e)	431,536	569,817	411,178	17,814	1,430,345
Capital expenditures	7,225	8,121	5,638	21	21,005

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements

December 30, 2023
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$363,451	$354,703	$239,518	$957,672
Cost of revenue	175,144	212,247	153,975	541,366
Gross Profit	188,307	142,456	85,543	416,306
Gross Profit Margin	51.8%	40.2%	35.7%	43.5%
Operating Expenses:
Selling expenses	51,315	31,660	19,978	102,953
General and administrative expenses	33,625	27,747	13,836	75,208
Research and development expenses	4,865	6,834	1,843	13,542
Intangible asset amortization expense	2,953	6,355	9,140	18,448
Other segment items (a)	300	579	54	933
Segment Operating Income	$95,249	$69,281	$40,692	$205,222
Segment Operating Income Margin	26.2%	19.5%	17.0%	21.4%
Corporate Expenses (b)				(39,465)
Interest Expense, Net (c)				(6,640)
Other Expense, Net (c)				(101)
Income Before Provision for Income Taxes				$159,016

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (d)	$6,094	$5,443	$3,239	$73	$14,849
Segment assets (e)	391,719	443,189	326,226	14,531	1,175,665
Capital expenditures (f)	5,920	22,068	3,834	28	31,850

December 31, 2022
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$349,107	$353,698	$201,934	$904,739
Cost of revenue	167,513	215,215	132,456	515,184
Gross Profit	181,594	138,483	69,478	389,555
Gross Profit Margin	52.0%	39.2%	34.4%	43.1%
Operating Expenses:
Selling expenses	49,248	28,314	17,890	95,452
General and administrative expenses	33,464	25,950	12,501	71,915
Research and development expenses	4,626	6,268	1,767	12,661
Intangible asset amortization expense	3,450	7,119	9,938	20,507
Gain on sale of asset	—	(20,190)	—	(20,190)
Other segment items (a)	864	1,268	(262)	1,870
Segment Operating Income	$89,942	$89,754	$27,644	$207,340
Segment Operating Income Margin	25.8%	25.4%	13.7%	22.9%
Corporate Expenses (b)				(36,058)
Interest Expense, Net (c)				(5,574)
Other Expense, Net (c)				(72)
Income Before Provision for Income Taxes				$165,636

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements

December 31, 2022 (continued)
(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (d)	$5,729	$5,456	$3,147	$97	$14,429
Segment assets (e)	386,804	419,095	336,492	7,490	1,149,881
Capital expenditures (f)	4,425	20,137	3,575	62	28,199
(a)Includes restructuring and impairment costs, acquisition costs, net indemnification asset reversals associated with uncertain tax positions, and certain gains and losses.
(b)Primarily consists of general and administrative expenses.
(c)The Company does not allocate interest expense, net and other expense, net to its segments.
(d)Depreciation expense by reportable segment is included within cost of revenue and selling, general and administrative, and research and development expenses.
(e)Excludes intercompany receivables or payables and investment in subsidiary balances as the CODM uses total assets excluding these amounts as the measurement for the Company's segment assets. Corporate assets primarily consist of cash and cash equivalents, tax assets, ROU assets, and property, plant, and equipment, net.
(f)Included within Industrial Processing are capital expenditures of $7,424,000 and $10,379,000 in 2023 and 2022, respectively, related to the construction of a new manufacturing facility in China (see Note 8, Gain on Sale and Other Costs, Net).

The following tables present the Company’s revenue and long-lived assets by geographical area:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Geographical Information
Revenue (a):
United States	$521,528	$448,600	$404,835
Canada	114,257	73,183	87,951
China	75,896	81,458	85,500
Germany	43,858	43,036	45,994
Other	297,845	311,395	280,459
	$1,053,384	$957,672	$904,739

Long-lived Assets (b):
United States	$82,048	$48,394	$47,483
China	23,346	24,380	15,834
Germany	19,310	20,953	22,437
Finland	18,114	19,958	8,942
Canada	10,301	9,136	8,344
Other	17,212	17,683	15,815
	$170,331	140,504	118,855

(a)Revenue is attributed to countries based on customer location.
(b)Represents property, plant, and equipment, net.

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements
12.    Earnings per Share

Basic and diluted EPS were calculated as follows:

(In thousands, except per share amounts)	December 28, 2024	December 30, 2023	December 31, 2022
Net Income Attributable to Kadant	$111,598	$116,069	$120,928

Basic Weighted Average Shares	11,739	11,700	11,654
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	32	29	34
Diluted Weighted Average Shares	11,771	11,729	11,688

Basic Earnings per Share	$9.51	$9.92	$10.38
Diluted Earnings per Share	$9.48	$9.90	$10.35
The effect of outstanding and unvested RSUs of the Company's common stock totaling 15,600 shares in 2024, 17,100 shares in 2023, and 7,500 shares in 2022 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

13.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying consolidated balance sheet.
Changes in each component of AOCI, net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at December 30, 2023	$(43,013)	$(11)	$(38)	$(43,062)
Other comprehensive items before reclassifications	(30,061)	51	—	(30,010)
Reclassifications from AOCI	658	8	38	704
Net current period other comprehensive items	(29,403)	59	38	(29,306)
Balance at December 28, 2024	$(72,416)	$48	$—	$(72,368)

Amounts reclassified out of AOCI are as follows:

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022	Statement of Income Line Item
Foreign Currency Translation
Cumulative translation adjustment (a)	$(658)	$—	$—	Gain on sale and other costs, net

Retirement Benefit Plans
Recognized net actuarial loss	(4)	(9)	(36)	Other expense, net
Amortization of prior service cost	(8)	(9)	(10)	Other expense, net
Total expense before income taxes	(12)	(18)	(46)
Income tax benefit	4	5	12	Provision for income taxes
	$(8)	$(13)	$(34)

Kadant Inc.	2024 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	December 28, 2024	December 30, 2023	December 31, 2022	Statement of Income Line Item
Cash Flow Hedges
Interest rate swap agreements (b)	$—	$136	$(208)	Interest expense
Forward currency-exchange contracts	(50)	—	—	SG&A expense
Total expense (income) before income taxes	(50)	136	(208)
Income tax benefit (provision)	12	(37)	50	Provision for income taxes
	(38)	99	(158)
Total Reclassifications	$(704)	$86	$(192)
(a)Relates to a loss recognized from a cumulative translation adjustment associated with the liquidation of a small foreign subsidiary within the Flow Control segment.
(b)Relates to the Company's unrealized gains (losses) associated with its $15,000,000 notional value 2018 interest rate swap agreement used to hedge its exposure to movements in USD LIBOR on its U.S. dollar-denominated debt, which matured on June 30, 2023.