Form 10-Q
period 2025-03-29
KADANT INC
filed 2025-05-07
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 25, 2025, the registrant had 11,775,859 shares of common stock outstanding.

Kadant Inc.
Report on Form 10-Q
For the Quarterly Period Ended March 29, 2025

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	March 29, 2025	December 28, 2024
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$91,678	$94,660
Restricted cash	2,127	1,286
Accounts receivable, net of allowances of $4,300 and $4,403	145,907	142,462
Inventories	153,544	146,092
Contract assets	12,222	18,408
Other current assets	41,252	39,418
Total Current Assets	446,730	442,326
Property, Plant, and Equipment, net of accumulated depreciation of $152,021 and $145,359	170,548	170,331
Other Assets	58,878	59,025
Intangible Assets, Net (Note 1)	274,782	279,494
Goodwill (Note 1)	484,501	479,169
Total Assets	$1,435,439	$1,430,345

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 4)	$3,378	$3,376
Accounts payable	49,305	51,062
Accrued payroll and employee benefits	34,837	43,815
Accrued warranty costs	10,116	10,664
Customer deposits	35,761	35,887
Advanced billings	10,316	7,641
Other current liabilities	36,910	39,120
Total Current Liabilities	180,623	191,565
Long-Term Obligations (Note 4)	273,498	285,151
Long-Term Deferred Income Taxes	42,643	41,850
Other Long-Term Liabilities	52,105	53,651

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	128,272	130,180
Retained earnings	879,752	859,693
Treasury stock at cost, 2,848,300 and 2,878,080 shares	(69,795)	(70,524)
Accumulated other comprehensive items (Note 6)	(62,424)	(72,368)
Total Kadant Stockholders' Equity	875,951	847,127
Noncontrolling interests	10,619	11,001
Total Stockholders' Equity	886,570	858,128
Total Liabilities and Stockholders' Equity	$1,435,439	$1,430,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
(In thousands, except per share amounts)
Revenue (Notes 1 and 8)	$239,210	$248,975

Costs and Operating Expenses:
Cost of revenue	128,880	138,013
Selling, general, and administrative expenses	71,221	70,305
Research and development expenses	3,523	3,730
	203,624	212,048
Operating Income	35,586	36,927
Interest Income	517	611
Interest Expense	(3,822)	(4,669)
Other Expense, Net	(16)	(30)
Income Before Provision for Income Taxes	32,265	32,839
Provision for Income Taxes (Note 3)	7,828	7,854
Net Income	24,437	24,985
Net Income Attributable to Noncontrolling Interests	(374)	(296)
Net Income Attributable to Kadant	$24,063	$24,689

Earnings per Share Attributable to Kadant (Note 2)
Basic	$2.05	$2.11
Diluted	$2.04	$2.10

Weighted Average Shares (Note 2)
Basic	11,760	11,724
Diluted	11,776	11,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
(In thousands)
Net Income	$24,437	$24,985
Other Comprehensive Items:
Foreign currency translation adjustment	10,009	(10,222)
Post-retirement liability adjustments, net (net of tax of $1 and $0)	4	1
Deferred gain on cash flow hedges (net of tax of $0 and $13)	—	38
Other comprehensive items	10,013	(10,183)
Comprehensive Income	34,450	14,802
Comprehensive Income Attributable to Noncontrolling Interests	(443)	(224)
Comprehensive Income Attributable to Kadant	$34,007	$14,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
(In thousands)
Operating Activities
Net income attributable to Kadant	$24,063	$24,689
Net income attributable to noncontrolling interests	374	296
Net income	24,437	24,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,013	11,739
Stock-based compensation expense	2,757	2,415
(Recovery of) provision for bad debts	(240)	413
Other items, net	2,337	803
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,068)	(7,956)
Contract assets	6,310	(2,425)
Inventories	(5,516)	(6,721)
Other assets	(1,368)	609
Accounts payable	(1,658)	15,036
Customer deposits	(827)	(778)
Other liabilities	(14,342)	(15,289)
Net cash provided by operating activities	22,835	22,831

Investing Activities
Acquisitions, net of cash acquired	—	(232,261)
Purchases of property, plant, and equipment	(3,836)	(6,271)
Proceeds from sale of property, plant, and equipment	—	1,269
Net cash used in investing activities	(3,836)	(237,263)

Financing Activities
Proceeds from issuance of long-term obligations	8,000	234,000
Repayment of short- and long-term obligations	(22,563)	(33,450)
Tax withholding payments related to stock-based compensation	(6,036)	(5,855)
Dividends paid	(3,762)	(3,395)
Proceeds from issuance of Company common stock	2,101	1,605
Dividend paid to noncontrolling interest	(825)	—
Net cash (used in) provided by financing activities	(23,085)	192,905

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	1,945	(2,308)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(2,141)	(23,835)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	95,946	106,453
Cash, Cash Equivalents, and Restricted Cash at End of Period	$93,805	$82,618

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended March 29, 2025
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 28, 2024	14,624,159	$146	$130,180	$859,693	2,878,080	$(70,524)	$(72,368)	$11,001	$858,128
Net income	—	—	—	24,063	—	—	—	374	24,437
Dividend declared – Common Stock, $0.34 per share	—	—	—	(4,004)	—	—	—	—	(4,004)
Activity under stock plans	—	—	(1,908)	—	(29,780)	729	—	—	(1,179)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(825)	(825)
Other comprehensive items	—	—	—	—	—	—	9,944	69	10,013
Balance at March 29, 2025	14,624,159	$146	$128,272	$879,752	2,848,300	$(69,795)	$(62,424)	$10,619	$886,570

	Three Months Ended March 30, 2024
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 30, 2023	14,624,159	$146	$124,940	$763,131	2,915,978	$(71,453)	$(43,062)	$2,538	$776,240
Net income	—	—	—	24,689	—	—	—	296	24,985
Dividend declared – Common Stock, $0.32 per share	—	—	—	(3,758)	—	—	—	—	(3,758)
Activity under stock plans	—	—	(2,687)	—	(34,765)	852	—	—	(1,835)
Noncontrolling interests acquired	—	—	—	—	—	—	—	9,319	9,319
Other comprehensive items	—	—	—	—	—	—	(10,111)	(72)	(10,183)
Balance at March 30, 2024	14,624,159	$146	$122,253	$784,062	2,881,213	$(70,601)	$(53,173)	$12,081	$794,768

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at March 29, 2025, its results of operations, comprehensive income, cash flows and stockholders' equity for the three-month periods ended March 29, 2025 and March 30, 2024. Interim results are not necessarily indicative of results for a full year or for any other interim period.
The condensed consolidated balance sheet presented as of December 28, 2024 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (Annual Report). The condensed consolidated financial statements and related notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report.

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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three months ended March 29, 2025.

Supplemental Cash Flow Information

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Cash Paid for Interest	$3,657	$4,484
Cash Paid for Income Taxes, Net of Refunds	$11,109	$7,313

Non-Cash Investing Activities:
Fair value of assets acquired	$—	$266,061
Fair value of liabilities assumed	$—	$18,436
Fair value of noncontrolling interest acquired	$—	$9,319
Purchases of property, plant, and equipment in accounts payable	$463	$1,342

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$5,033	$4,703
Dividends declared but unpaid	$4,004	$3,758

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	March 29, 2025	March 30, 2024	December 28, 2024	December 30, 2023
Cash and cash equivalents	$91,678	$81,440	$94,660	$103,832
Restricted cash	2,127	1,178	1,286	2,621
Total Cash, Cash Equivalents, and Restricted Cash	$93,805	$82,618	$95,946	$106,453

Inventories
The components of inventories are as follows:

	March 29, 2025	December 28, 2024
(In thousands)
Raw Materials	$61,938	$60,750
Work in Process	32,486	27,692
Finished Goods (includes $661 and $554 at customer locations)	59,120	57,650
	$153,544	$146,092

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
March 29, 2025
Definite-Lived
Customer relationships	$334,168	$(132,255)	$(7,469)	$194,444
Product technology	92,206	(50,719)	(2,943)	38,544
Tradenames	16,534	(5,307)	(451)	10,776
Other	25,221	(21,740)	(645)	2,836
	468,129	(210,021)	(11,508)	246,600
Indefinite-Lived
Tradenames	29,059	—	(877)	28,182
Acquired Intangible Assets	$497,188	$(210,021)	$(12,385)	$274,782

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
December 28, 2024
Definite-Lived
Customer relationships	$334,066	$(127,664)	$(8,607)	$197,795
Product technology	92,106	(49,294)	(3,245)	39,567
Tradenames	16,536	(5,084)	(481)	10,971
Other	25,221	(21,280)	(668)	3,273
	467,929	(203,322)	(13,001)	251,606
Indefinite-Lived
Tradenames	29,059	—	(1,171)	27,888
Acquired Intangible Assets	$496,988	$(203,322)	$(14,172)	$279,494

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

Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 28, 2024
Gross balance	$132,205	$243,066	$189,436	$564,707
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	132,205	157,528	189,436	479,169
2025 Activity
Measurement period adjustments for 2024 acquisitions	(173)	—	109	(64)
Currency translation	2,567	1,371	1,458	5,396
Total 2025 activity	2,394	1,371	1,567	5,332
Balance at March 29, 2025
Gross balance	134,599	244,437	191,003	570,039
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$134,599	$158,899	$191,003	$484,501

Measurement period adjustments for the Company's acquisitions completed in the second and third quarters of 2024 were not material to its financial position or results of operations in the first quarter of 2025.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The changes in the carrying amount of product warranty obligations are as follows:

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Balance at Beginning of Year	$10,664	$8,154
Provision charged to expense	1,009	1,069
Usage	(1,728)	(724)
Acquisitions	—	475
Currency translation	171	(150)
Balance at End of Period	$10,116	$8,824

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
The following table presents revenue by revenue recognition method:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024
Point in Time	$217,668	$216,493
Over Time	21,542	32,482
	$239,210	$248,975

The Company disaggregates its revenue from contracts with customers by reportable segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2025	2024
Revenue by Product Type:
Parts and consumables	$179,308	$171,130
Capital	59,902	77,845
	$239,210	$248,975

Revenue by Geography (based on customer location):
North America	$159,870	$156,491
Europe	49,341	55,787
Asia	18,702	22,554
Rest of world	11,297	14,143
	$239,210	$248,975

See Note 8, Business Segment Information, for information on the disaggregation of revenue by reportable segment.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents contract balances from contracts with customers:

	March 29, 2025	December 28, 2024
(In thousands)
Contract Assets	$12,222	$18,408
Contract Liabilities	$48,498	$46,062

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
The Company recognized revenue of $17,559,000 in the first quarter of 2025 and $33,666,000 in the first quarter of 2024 that was included in the contract liabilities balance at the beginning of 2025 and 2024, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital equipment contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations was $29,173,000 as of March 29, 2025. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 66% of which is expected to occur within the next twelve months and the remaining 34% thereafter.

Note Receivable - China Transaction
The Company entered into several agreements with the local government in China, which became effective in the first quarter of 2022, to sell its then existing manufacturing building and land use rights at one of its subsidiaries in China for $25,159,000 and relocate to a new facility (China Transaction). The Company received a 31% down payment and recognized a receivable of $16,082,000, which was the present value of the remaining amount of the sale proceeds, and which was due on the earlier of the sale of the property by the local government or two years from the effective date of the agreements. The government settled $685,000 of the receivable in 2024. The outstanding receivable was $14,451,000 as of March 29, 2025, which the Company expects will be repaid in full, although the timing is uncertain. The subsidiary, which is part of the Industrial Processing segment, relocated to its new facility during the third quarter of 2023.

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $3,953,000 at March 29, 2025 and $5,299,000 at December 28, 2024, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 29, 2025, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
In December 2021, the Organisation for Economic Co-operation and Development (OECD) released model rules introducing a new 15% global minimum tax for large multinational enterprises with an annual global revenue exceeding 750,000,000 euros (Pillar Two Rules). Since the release of the Pillar Two Rules, the OECD has issued four tranches of administrative guidance, as well as guidance on transitional safe harbor relief. Various countries, including the member states of the European Union, have adopted the Pillar Two Rules into their domestic laws, with certain rules coming into effect beginning in fiscal 2024. Some countries are in the process of drafting legislation for adoption in future years. While the Pillar Two Rules serve as a framework for implementing the minimum tax, countries may enact domestic laws that vary slightly from the Pillar Two Rules and may also adjust domestic tax incentives to align with the Pillar Two Rules on different timelines. The Company continues to monitor developments of the Pillar Two Rules and evaluate the potential impact they may have on the jurisdictions in which it operates, including eligibility to qualify for transitional safe harbor relief. To date, the Pillar Two Rules have not had a material impact on the Company's effective tax rate or consolidated financial statements, and the Company does not expect the Pillar Two Rules to have a material impact on its effective tax rate or consolidated financial statements for the fiscal year ending January 3, 2026.

Recent Accounting Pronouncements Not Yet Adopted
Income Taxes - Improvements to Income Tax Disclosures (Topic 740). In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, to improve income tax disclosure requirements, primarily through enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This ASU is effective for fiscal year-end 2025, with early adoption permitted and may be applied retrospectively. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.
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

2.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2025	March 30, 2024
Net Income Attributable to Kadant	$24,063	$24,689

Basic Weighted Average Shares	11,760	11,724
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	16	20
Diluted Weighted Average Shares	11,776	11,744

Basic Earnings per Share	$2.05	$2.11

Diluted Earnings per Share	$2.04	$2.10

The effect of outstanding and unvested restricted stock units (RSUs) of the Company’s common stock totaling 26,000 shares in the first quarter of 2025 and 33,000 shares in the first quarter of 2024 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the respective reporting periods.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Provision for Income Taxes

The provision for income taxes was $7,828,000 in the first quarter of 2025 and $7,854,000 in the first quarter of 2024.
The effective tax rate of 24% in the first quarter of 2025 was higher than the Company’s statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company’s worldwide earnings, and state taxes. These items were offset in part by net excess income tax benefits from stock-based compensation arrangements, the reversal of tax reserves associated with uncertain tax positions, and foreign tax credits.
The effective tax rate of 24% in the first quarter of 2024 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company's worldwide earnings, state taxes, the cost of repatriating the earnings of certain foreign subsidiaries, and tax expense associated with the Global Intangible Low-Taxed Income provisions. These items were offset in part by net excess income tax benefits from stock-based compensation arrangements, foreign tax credits, and a tax benefit associated with a foreign exchange loss recognized upon the Company's repatriation of certain previously taxed foreign earnings.

4.    Long-Term Obligations

Long-term obligations are as follows:

	March 29, 2025	December 28, 2024
(In thousands)
Revolving Credit Facility, due 2027	$267,007	$278,384
Senior Promissory Notes, due 2025 to 2028	6,660	6,660
Finance Leases, due 2025 to 2029	1,939	2,023
Other Borrowings, due 2025 to 2028	1,270	1,460
Total	276,876	288,527
Less: Current Maturities of Long-Term Obligations	(3,378)	(3,376)
Long-Term Obligations	$273,498	$285,151

See Note 7, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value information related to the Company's long-term obligations.

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
As of March 29, 2025, the outstanding balance under the Credit Agreement was $267,007,000, which included $74,007,000 of euro-denominated borrowings. The Company had $133,130,000 of borrowing capacity available as of March 29, 2025, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 4.85% as of March 29, 2025 and 5.27% as of year-end 2024.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Debt Compliance
As of March 29, 2025, the Company was in compliance with the covenants related to its debt obligations.

5.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,757,000 in the first quarter of 2025 and $2,415,000 in the first quarter of 2024 within selling, general and administration (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled $15,981,000 at March 29, 2025, which will be recognized over a weighted average period of 2.0 years.

Performance-based RSUs
On March 4, 2025, the Company granted performance-based RSUs to certain of its officers, which represented, in aggregate, the right to receive 14,626 shares (target RSU amount), with an aggregate grant date fair value of $5,406,000. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the fiscal year, which is a specified target for adjusted earnings before interest, taxes, depreciation, and amortization (target adjusted EBITDA) generated from operations for the fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the target RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the target RSU amount. Actual adjusted EBITDA in excess of 115% results in an adjustment capped at 150% of the target RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2025 fiscal year, these performance-based RSUs will be forfeited. The Company recognizes compensation expense based on the probable number of performance-based RSUs expected to vest. Following the adjustment, the performance-based RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2026, 2027, and 2028, provided that the officer is employed by the Company on the applicable vesting dates.

Time-based RSUs
On March 4, 2025, the Company granted time-based RSUs representing 11,199 shares to certain of its officers and employees with an aggregate grant date fair value of $4,139,000. These time-based RSUs vest in three equal annual installments on March 10 of 2026, 2027, and 2028, provided that a recipient is employed by the Company on the applicable vesting dates.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Total
Balance at December 28, 2024	$(72,416)	$48	$(72,368)
Other comprehensive items before reclassifications	9,940	3	9,943
Reclassifications from AOCI	—	1	1
Net current period other comprehensive items	9,940	4	9,944
Balance at March 29, 2025	$(62,476)	$52	$(62,424)

7.    Fair Value Measurements and Fair Value of Financial Instruments

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
•Level 3—Unobservable inputs based on the Company's own assumptions.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of March 29, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$14,954	$—	$—	$14,954
Banker's acceptance drafts (b)	$—	$3,953	$—	$3,953
Forward currency-exchange contracts (c)	$—	$3	$—	$3
Liabilities:
Contingent consideration (d)	$—	$—	$1,699	$1,699

	Fair Value as of December 28, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$21,248	$—	$—	$21,248
Banker's acceptance drafts (b)	$—	$5,299	$—	$5,299
Liabilities:
Forward currency-exchange contracts (c)	$—	$39	$—	$39
Contingent consideration (d)	$—	$—	$1,678	$1,678
(a)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
(b)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(c)Included in other current assets at March 29, 2025 and other current liabilities at December 28, 2024 in the accompanying condensed consolidated balance sheet.
(d)Included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first quarter of 2025. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	March 29, 2025		December 28, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$267,007	$267,007	$278,384	$278,384
Senior promissory notes	6,660	6,670	6,660	6,511
Other	1,270	1,270	1,460	1,460
	$274,937	$274,947	$286,504	$286,355
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

Contingent Consideration
In connection with the acquisition of a technology company in August 2024, the Company assumed contingent consideration with a fair value of $1,785,000 measured at the date of acquisition. The contingent consideration is payable upon the achievement of certain revenue performance targets earned between June 30, 2025 and June 30, 2027. The maximum future value of the contingent consideration subject to payment is approximately $11,011,000, calculated using the foreign currency spot rate at March 29, 2025.
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
The following table provides a rollforward of the change in the fair value of the contingent consideration as determined by Level 3 inputs during the first quarter of 2025:

(In thousands)	Total
Balance at December 28, 2024	$1,678
Currency translation	21
Balance at March 29, 2025	$1,699

8.    Business Segment Information
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
Each of the Company's reportable segments is led by a segment vice president, who reports directly to the Chief Executive Officer (CEO). The Company has determined that its CEO is its Chief Operating Decision Maker (CODM) who is

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
responsible for assessing performance and allocating resources. The CODM utilizes segment gross profit margin and segment operating income margin to evaluate the performance of each segment and allocate resources effectively. The CODM primarily reviews these profit measures in comparison to forecasts, trends, key performance targets, and results of industry peers to assess profitability, identify areas for improvement, and make strategic decisions regarding investments and resource allocation within each segment.
A description of each reportable segment follows:
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
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products and alternative fuel industries, among others. The Company's primary products include fiber processing systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers and custom engineered knife systems. In addition, the Company provides industrial automation and digitization solutions to process industries.
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
The following tables present financial information for the Company's reportable segments:

Three Months Ended March 29, 2025
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$92,441	$89,524	$57,245	$239,210
Cost of revenue	43,168	50,076	35,636	128,880
Gross Profit	49,273	39,448	21,609	110,330
Gross Profit Margin	53.3%	44.1%	37.7%	46.1%
Operating Expenses:
Selling expenses	14,779	10,177	6,468	31,424
General and administrative expenses	8,813	8,387	4,241	21,441
Research and development expenses	1,351	1,606	566	3,523
Intangible asset amortization expense	1,493	2,378	2,828	6,699
Other segment items (a)	85	68	(29)	124
Segment Operating Income	$22,752	$16,832	$7,535	$47,119
Segment Operating Income Margin	24.6%	18.8%	13.2%	19.7%
Corporate Expenses (b)				(11,533)
Interest Expense, Net				(3,305)
Other Expense, Net				(16)
Income Before Provision for Income Taxes				$32,265

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,798	$2,347	$1,158	$11	$5,314
Capital expenditures	$1,509	$1,325	$999	$3	$3,836

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended March 30, 2024
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$86,682	$105,861	$56,432	$248,975
Cost of revenue	39,999	61,669	36,345	138,013
Gross Profit	46,683	44,192	20,087	110,962
Gross Profit Margin	53.9%	41.7%	35.6%	44.6%
Operating Expenses:
Selling expenses	13,544	10,372	6,215	30,131
General and administrative expenses	9,068	8,936	4,082	22,086
Research and development expenses	1,549	1,675	506	3,730
Intangible asset amortization expense	685	2,832	3,354	6,871
Other segment items (a)	127	378	389	894
Segment Operating Income	$21,710	$19,999	$5,541	$47,250
Segment Operating Income Margin	25.0%	18.9%	9.8%	19.0%
Corporate Expenses (b)				(10,323)
Interest Expense, Net				(4,058)
Other Expense, Net				(30)
Income Before Provision for Income Taxes				$32,839

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,536	$2,327	$993	$12	$4,868
Capital expenditures	$1,874	$2,883	$1,506	$8	$6,271

	March 29, 2025	December 28, 2024
(In thousands)
Total Assets (d)
Flow Control	$439,798	$431,536
Industrial Processing	571,962	569,817
Material Handling	415,336	411,178
Corporate (e)	8,343	17,814
	$1,435,439	$1,430,345
(a)Includes acquisition costs, net indemnification asset reversals associated with uncertain tax positions, and certain gains and losses.
(b)Primarily consists of general and administrative expenses.
(c)Depreciation expense by reportable segment is included within cost of revenue and selling, general and administrative, and research and development expenses.
(d)Excludes intercompany receivables or payables and investment in subsidiary balances as the CODM uses total assets excluding these amounts as the measurement for the Company's segment assets.
(e)Corporate assets primarily consist of cash and cash equivalents, tax assets, right-of-use assets, and property, plant, and equipment, net.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $5,381,000 at March 29, 2025 and $7,952,000 at December 28, 2024 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned Risk Factors, included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (Annual Report), as further amended in Part II, Item 1A, within this report, and as may be further amended and/or restated in subsequent filings with the SEC.

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
Our financial results are reported in three reportable segments consisting of our Flow Control segment, Industrial Processing segment, and Material Handling segment. We have aggregated our operating segments into reportable segments where they contained similar products and economic characteristics, and shared similar types of customers, and production and distribution methods. Our Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration operating segments and our Industrial Processing segment consists of our wood processing and fiber processing operating segments. A description of each reportable segment is as follows:
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
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products, and alternative fuel industries, among others. Our primary products include fiber processing systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers and custom engineered knife systems. In addition, we provide industrial automation and digitization solutions to process industries.
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
See Note 8, Business Segment Information, in the accompanying condensed consolidated financial statements for financial information on our reportable segments.

KADANT INC.

Industry and Business Overview
Our consolidated bookings increased 3% to $256.2 million in the first quarter of 2025 compared to the first quarter of 2024 due to record demand for our parts and consumables products, which increased to 74% of total bookings. Within our segments, both our Flow Control and Industrial Processing segments had record demand for parts and consumables products as customers focused on critical parts and maintenance requirements. While demand for our parts and consumables products remains strong, a lengthening in quote to order times for capital orders has resulted in a decline in capital bookings. The Trump administration introduced new tariffs, subsequently modified and expanded them, and later reduced them for 90 days for most countries. In addition, the Trump administration imposed a very high tariff rate on imports from China, with China initiating a retaliatory tariff on imports from the U.S. These tariff changes have created significant uncertainty in the markets and impacted our customers’ decision-making process related to capital projects. While investments in maintenance and mission-critical equipment continue, customers with flexibility in project timing are deferring capital expenditures until there is greater clarity regarding the tariff situation and the economy. This impact is more pronounced in our Industrial Processing segment, where the average capital order size is significantly higher than in our other segments. Our operations teams have been assessing their exposure to the currently enacted and proposed tariffs and are working on implementing mitigation measures.
From a geographic perspective, in North America the tariff situation has created uncertainty in the markets, which may lead to inflationary pressures. In China, supportive government policies helped stimulate domestic demand and manufacturing activity, but the escalating trade tensions with the U.S. are generally expected to have a negative effect. In Europe, in addition to the trade policy uncertainty, sluggish market conditions have also been impacted by high interest rates and energy costs.
Overall, we expect stronger capital bookings in 2025 compared to 2024, especially in our Industrial Processing segment. However, the timing for securing capital orders can be uncertain and could shift by quarter and into 2026 due in part to the outcome of the tariff negotiations and the timing of any tariff changes. We expect steady demand for our aftermarket products to continue for the remainder of 2025. We see long-term strength in our end markets as customers continue to rely on our products to help maximize productivity through more efficient production processes. In addition, we see growth opportunities from proposed and adopted legislation in the U.S. and abroad aimed at fueling investment.
An overview of our business by reportable segment is as follows:
•Flow Control – Our Flow Control segment bookings increased 6% in the first quarter of 2025 compared to the first quarter of 2024 driven by record demand for our parts and consumables products. Excluding acquisitions and the unfavorable effect of foreign currency translation, organic bookings decreased 1% compared to the prior year primarily due to constrained capital spending due to macroeconomic conditions, especially in North America and China. We expect steady demand for the remainder of 2025 and long-term strength in our end markets.
•Industrial Processing – Our Industrial Processing segment bookings increased 3%, while organic bookings increased 6% in the first quarter of 2025 compared to the first quarter of 2024 due to record demand for our aftermarket products, partially offset by weak demand for our capital products at our fiber processing product line. Our wood processing product line had record demand for aftermarket products in the first quarter of 2025 as customers focused their spending on critical parts required to keep machines operational. While demand for our capital equipment at our wood processing product line also increased in the first quarter of 2025 compared to the prior year, it was constrained by uncertain market conditions. Although there is ongoing quote activity for large capital projects, tariff-related uncertainty has led to a lengthening in quote to order times as customers wait for conditions to improve. Some customers in Europe have already delayed capital orders until early 2026. Bookings at our fiber processing product line decreased 7% compared to the first quarter of 2024 due to constrained capital spending related to macroeconomic conditions, especially in North America and Europe. The tariff-related uncertainty has had a bigger impact on this segment due to the higher average order size and our customers’ ability to delay the timing for large capital projects.
•Material Handling – Our Material Handling segment bookings were flat compared to the first quarter of 2024, with strong performance at our baling business offset by weaker performance at our conveying and vibratory business. Our baling business experienced record demand for our aftermarket products in the first quarter of 2025 as customers focused their expenditures on maintenance requirements. This compares to relatively weak demand for our capital equipment products compared to the fourth quarter of 2024 as customers were hesitant to commit to capital expenditures. Despite the overall increase in demand at our baling businesses, market conditions remain constrained, driven by a decline in used paper prices, market uncertainty related to tariffs and concerns over borrowing costs, all of which impact the timing of capital orders. From a tariff perspective, we anticipate some competitive advantage at our North American baling business as customers evaluate the incremental tariff costs on foreign-made balers. Our conveying and vibratory business had comparatively lower bookings in the first quarter of 2025 due to several large projects in the first quarter of 2024. Bookings at this business increased sequentially, led by increased demand for our capital equipment products. However, ongoing tariff-related uncertainty in the markets has tempered demand for our

KADANT INC.

capital equipment products, and we anticipate customers shifting their capital expenditures from larger capital projects to smaller aftermarket products in the short-term. For the overall Material Handling segment, planned infrastructure projects and asset modernization in the recycling and waste management sectors are expected to lead to increased demand in 2025.
Our global operations have been and continue to be impacted by complex market conditions fueled by tariff-related uncertainty in the markets, inflationary pressures, geopolitical tensions, and labor availability. We expect our operating environment to continue to be challenging, which creates continued uncertainty for the remainder of 2025. However, we believe that the fundamentals of our business remain strong, particularly given our solid market position in key product lines, solid global operations teams, and long-term strength of our end markets. For more information related to these challenges, and other factors impacting our business, please see Risk Factors, included in Part I, Item 1A, of our Annual Report, as further amended in Part II, Item IA, within this report, and as may be further amended and/or restated in subsequent filings with the SEC.

International Sales
Approximately half of our sales are to customers outside the United States, mainly in Europe, Asia, and Canada. As a result, our financial performance can be materially affected by currency exchange rate fluctuations between the U.S. dollar and foreign currencies. To mitigate the impact of foreign currency transaction fluctuations, we generally seek to charge our customers in the same currency in which our operating costs are incurred. Additionally, we may enter into forward currency exchange contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. We currently do not use derivative instruments to hedge our exposure to exchange rate fluctuations created by the translation into the U.S. dollar of our foreign subsidiaries' results that are in functional currencies other than the U.S. dollar.

Global Trade
The United States has imposed tariffs in the past and more recently proposed and implemented new tariffs on certain imports, which has and will continue to increase the cost of some of the parts and equipment we import. In addition, foreign countries have implemented and may in the future implement additional retaliatory tariffs in response to these actions by the United States, which have negatively impacted and may in the future negatively impact our operations. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Risk Factors, included in Part I, Item 1A, of our Annual Report, as further amended in Part II, Item IA, within this report, and as may be further amended and/or restated in subsequent filings with the SEC.

Acquisitions
We expect that a significant driver of our long-term growth will be through the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We have acquired several businesses in recent years and continue to pursue acquisition opportunities.

Results of Operations

First Quarter 2025 Compared With First Quarter 2024

Revenue
The following table presents the change in revenue by segment between the first quarters of 2025 and 2024, and those changes excluding the effect of acquisitions and foreign currency translation which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.

KADANT INC.

Revenue by reportable segment in the first quarters of 2025 and 2024 is as follows:

	Three Months Ended		Increase (Decrease)		Acquisitions	Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	March 29, 2025	March 30, 2024		% Change			Increase (Decrease)	% Change
Flow Control	$92,441	$86,682	$5,759	7%	$7,512	$(2,533)	$780	1%
Industrial Processing	89,524	105,861	(16,337)	(15)%	—	(2,833)	(13,504)	(13)%
Material Handling	57,245	56,432	813	1%	500	(406)	719	1%
Consolidated	$239,210	$248,975	$(9,765)	(4)%	$8,012	$(5,772)	$(12,005)	(5)%

Consolidated revenue decreased 4% in the first quarter of 2025, including a 3% increase from acquisitions and a 2% decrease from the unfavorable effect of foreign currency translation. Organic revenue decreased 5% primarily due to weaker demand at our Industrial Processing segment, especially for our capital equipment products. From a geographic perspective, organic revenue was impacted by softening demand, especially in Europe and Asia, due to weak macroeconomic conditions.
Revenue at our Flow Control segment increased 7%, including a 9% increase from acquisitions and a 3% decrease from the unfavorable effect of foreign currency translation. Organic revenue increased 1% in the first quarter of 2025 driven by higher demand for our parts and consumable products at our doctoring, cleaning & filtration product line. This increase was partially offset by lower demand for our capital equipment products in North America and Europe due to challenging market conditions.
Revenue at our Industrial Processing segment decreased 15% in the first quarter of 2025, while organic revenue decreased 13% primarily driven by reduced demand for our capital equipment products at both our wood processing and fiber processing businesses. Capital equipment revenue decreased at our wood processing business, especially in North America, as economic uncertainty caused customers to delay major capital expenditures and focus their spending on critical parts. As a result, our wood processing product line had record parts and consumables revenue in the first quarter of 2025. Capital equipment revenue decreased at our fiber processing business due to depressed conditions, especially in China, which resulted in more cautious capital spending in the first quarter of 2025.
Revenue at our Material Handling segment increased 1% in the first quarter of 2025 led by higher demand for our parts and consumables products, especially at our baling business. This increase was partially offset by a decrease in capital equipment revenue at our conveying and vibratory business in North America due in part to several large projects in the first quarter of 2024, which resulted in comparatively lower revenue in the first quarter of 2025.

Gross Profit Margin
Gross profit margin by reportable segment in the first quarters of 2025 and 2024 is as follows:

	Three Months Ended		Basis Point Change
	March 29, 2025	March 30, 2024
Flow Control	53.3%	53.9%	(60)	bps
Industrial Processing	44.1%	41.7%	240	bps
Material Handling	37.7%	35.6%	210	bps
Consolidated	46.1%	44.6%	150	bps

Consolidated gross profit margin increased to 46.1% in the first quarter of 2025 from 44.6% in the first quarter of 2024 due to an increase in the proportion of higher-margin parts and consumables revenue, which increased to 75% of total revenue in the first quarter of 2025 compared to 69% in in the first quarter of 2024, and the inclusion of $2.3 million of amortization expense related to acquired profit in inventory in the first quarter of 2024, which decreased consolidated gross profit margin in the first quarter of 2024 by 0.9 percentage points.
Within our reportable segments, gross profit margin:
•Decreased to 53.3% at our Flow Control segment from 53.9% in the 2024 period primarily due to lower margins achieved on our capital equipment products, partially offset by an increase in the proportion of higher-margin parts and consumables revenue in 2025.

KADANT INC.

•Increased to 44.1% at our Industrial Processing segment from 41.7% in the 2024 period due to the inclusion of $1.3 million of amortization expense related to acquired profit in inventory in the 2024 period, which decreased gross profit margin in 2024 by 1.2 percentage points, and an increase in the proportion of higher-margin parts and consumables revenue in 2025.
•Increased to 37.7% at our Material Handling segment from 35.6% in the 2024 period due to the inclusion of $1.0 million of amortization expense related to acquired profit in inventory in the 2024 period, which decreased gross profit margin in 2024 by 1.8 percentage points and, to a lesser extent, higher margins achieved on our capital equipment products in 2025.
Based on our assessment of the newly implemented tariffs currently in effect in the markets in which we operate, we anticipate our consolidated gross margins will be negatively impacted by incremental material costs of approximately $5.0 to $6.0 million in 2025, primarily affecting the second and third quarters, associated with tariffs costs that cannot be mitigated in the short-term. This estimate is subject to change pending the outcome of ongoing tariff negotiations.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by reportable segment and corporate in the first quarters of 2025 and 2024 are as follows:

	Three Months Ended
(In thousands, except percentages)	March 29, 2025	March 30, 2024	Increase (Decrease)	% Change
Flow Control	$25,170	$23,424	$1,746	7%
Industrial Processing	21,010	22,518	(1,508)	(7)%
Material Handling	13,508	14,040	(532)	(4)%
Corporate	11,533	10,323	1,210	12%
Consolidated	$71,221	$70,305	$916	1%
Consolidated as a Percentage of Revenue	29.8%	28.2%
Consolidated SG&A expenses as a percentage of revenue increased to 29.8% in 2025 compared to 28.2% in 2024 principally due to the decrease in revenue. Consolidated SG&A expenses increased $0.9 million, or 1%, primarily due to the inclusion of $3.2 million of SG&A expenses from acquisitions made during the second and third quarters of 2024, partially offset by a $1.4 million favorable effect of foreign currency translation and a decrease of $1.2 million of acquisition-related costs. Acquisition-related costs included in SG&A consist of amortization expense associated with acquired backlog and acquisition costs.
Within our reportable segments and corporate, SG&A expenses:
•Increased $1.7 million at our Flow Control segment principally due to the inclusion of $2.6 million of SG&A expenses from acquisitions and an increase of $0.3 million of acquisition-related costs, partially offset by a $0.7 million favorable effect of foreign currency translation.
•Decreased $1.5 million at our Industrial Processing segment due to a $0.6 million favorable effect of foreign currency translation and a decrease of $0.3 million of acquisition-related costs and $0.3 million in bad debt expense.
•Decreased $0.5 million at our Material Handling segment principally due to a decrease of $1.2 million of acquisition-related costs, partially offset by an increase of $0.6 million of SG&A expenses from acquisitions.
•Increased $1.2 million at Corporate due to annual wage increases and consulting costs.

Interest Expense
Interest expense decreased to $3.8 million in the first quarter of 2025 from $4.7 million in the first quarter of 2024 due to decreased borrowings under our revolving credit facility and, to a lesser extent, a lower weighted-average interest rate.

Provision for Income Taxes
Provision for income taxes was $7.8 million in the first quarter of 2025 and $7.9 million in the first quarter of 2024.
The effective tax rate of 24% in the first quarter of 2025 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, and state taxes. These items were offset in part by net

KADANT INC.

excess income tax benefits from stock-based compensation arrangements, the reversal of tax reserves associated with uncertain tax positions, and foreign tax credits.
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

Net Income
Net income decreased to $24.4 million in the first quarter of 2025 from $25.0 million in the first quarter of 2024 primarily due to a $1.3 million decrease in operating income, offset in part by a $0.8 million decrease in interest expense (see discussions above for further details).

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

KADANT INC.

A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin from net income attributable to Kadant is as follows:

	Three Months Ended
(In thousands, except percentages)	March 29, 2025	March 30, 2024
Net Income Attributable to Kadant	$24,063	$24,689
Net Income Attributable to Noncontrolling Interests	374	296
Provision for Income Taxes	7,828	7,854
Interest Expense, Net	3,305	4,058
Other Expense, Net	16	30
Operating Income	35,586	36,927
Acquired Profit in Inventory Amortization (a)	11	2,331
Acquired Backlog Amortization (b)	379	799
Acquisition Costs	337	1,124
Indemnification Asset (Provision) Reversal, Net (c)	(29)	90
Adjusted Operating Income (non-GAAP measure)	36,284	41,271
Depreciation and Amortization	11,634	10,940
Adjusted EBITDA (non-GAAP measure)	$47,918	$52,211
Adjusted EBITDA Margin (non-GAAP measure)	20.0%	21.0%

(a) Represents amortization expense within cost of revenue associated with acquired profit in inventory.
(b) Represents intangible amortization expense associated with acquired backlog.
(c) Represents the provision for or reversal of indemnification assets related to the establishment or release of tax reserves associated with uncertain tax positions.

A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Cash Provided by Operating Activities	$22,835	$22,831
Capital Expenditures	(3,836)	(6,271)
Free Cash Flow (non-GAAP measure)	$18,999	$16,560

Liquidity and Capital Resources

Consolidated working capital was $266.1 million at March 29, 2025, compared with $250.8 million at December 28, 2024. Cash and cash equivalents were $91.7 million at March 29, 2025, compared with $94.7 million at December 28, 2024, which included cash and cash equivalents held by our foreign subsidiaries of $76.9 million at March 29, 2025 and $73.8 million at December 28, 2024.

Cash Flows
Cash flow information in the first quarters of 2025 and 2024 is as follows:

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Net Cash Provided by Operating Activities	$22,835	$22,831
Net Cash Used in Investing Activities	(3,836)	(237,263)
Net Cash (Used in) Provided by Financing Activities	(23,085)	192,905
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	1,945	(2,308)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(2,141)	$(23,835)

KADANT INC.

Operating Activities
Cash provided by operating activities was $22.8 million in both the first quarters of 2025 and 2024. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
Significant operating cash outflows associated with working capital in the first quarter of 2025 related to other liabilities and inventory. Decreases in other liabilities used cash of $14.3 million primarily related to incentive compensation payments and purchases of inventory used cash of $5.5 million. These uses of cash were offset in part by cash provided from the reduction in contract assets of $6.3 million related to contracts accounted for on an over time basis.
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

Investing Activities
Cash used in investing activities was $3.8 million in the first quarter of 2025, compared with $237.3 million in the first quarter of 2024. Cash used in investing activities in the first quarter of 2025 consisted of capital expenditures of $3.8 million. Cash used in investing activities in the first quarter of 2024 included consideration paid for acquisitions, net of cash acquired, of $232.3 million and capital expenditures of $6.3 million.

Financing Activities
Cash used in financing activities was $23.1 million in the first quarter of 2025, compared with cash provided by financing activities of $192.9 million in the first quarter of 2024. Borrowings under our revolving credit facility were $8.0 million in 2025 compared to $234.0 million in 2024, which was primarily used to fund our 2024 acquisitions. Repayments of short- and long-term obligations were $22.6 million in 2025 and $33.5 million in 2024. Cash dividends paid to stockholders were $3.8 million in 2025 and $3.4 million in 2024. In addition, taxes paid related to the vesting of equity awards were $6.0 million in 2025 and $5.9 million in 2024.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $1.9 million increase in cash, cash equivalents, and restricted cash in the first quarter of 2025 related to exchange rates was primarily attributable to the weakening of the U.S. dollar against the euro, the Swedish krona, and the Brazilian real. The $2.3 million decrease in cash, cash equivalents, and restricted cash in the first quarter of 2024 was primarily attributable to the strengthening of the U.S. dollar against the euro, the Canadian dollar, the Chinese renminbi and Swedish krona.

Borrowing Capacity and Debt Obligations
Our unsecured multi-currency revolving credit facility originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on November 30, 2027 and has a total borrowing capacity of $400.0 million.
As of March 29, 2025, our outstanding balance under the Credit Agreement was $267.0 million, which included $74.0 million of euro-denominated borrowings, and we had $133.1 million of available borrowing capacity, in addition to a $200.0 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25. As of March 29, 2025, our leverage ratio was 0.95 and we were in compliance with our debt covenants. See Note 4, Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 16, 2024, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 16, 2024 to May 16, 2025. We have not repurchased any shares of our common stock under this authorization.
We paid cash dividends of $3.8 million in the first quarter of 2025. On March 5, 2025, we declared a quarterly cash dividend of $0.34 per share totaling $4.0 million that was paid on May 7, 2025. Future declarations of dividends are subject to

KADANT INC.

our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $20.0 to $22.0 million during the remainder of 2025 for property, plant, and equipment.
As of March 29, 2025, we had approximately $121.0 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $60.4 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first quarter of 2025, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $1.6 million.
We believe that existing cash and cash equivalents, along with future cash generated from operations, and our existing borrowing capacity will be sufficient to meet the capital requirements of our operations for the next 12 months and the foreseeable future.

Application of Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management evaluates its estimates on an ongoing basis based on historical experience, current economic and market conditions, and other assumptions management believes are reasonable. We believe that our most critical accounting policies which are significant to our consolidated financial statements, and which involve the most complex or subjective decisions or assessments, are those described in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Application of Critical Accounting Estimates in Part II, Item 7, of our Annual Report. There have been no material changes to these critical accounting policies since the end of fiscal 2024 that warrant disclosure.

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

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2025. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 29, 2025, our Chief Executive Officer and Chief Financial Officer concluded that as of March 29, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

KADANT INC.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors
Careful consideration should be given to the factors discussed in Part I, Item 1A, Risk Factors, in our Annual Report for the fiscal year ended December 28, 2024, which could materially affect our business, financial condition or future results, in addition to the information set forth in this Quarterly Report on Form 10-Q. Except for the revised risk factor below regarding "Operating globally subjects us to changes in government regulations and policies in multiple jurisdictions around the world, including those related to tariffs and trade barriers, taxation, exchange controls and political risks," there have been no material changes from the risk factors disclosed in our Annual Report.
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
Since February 2025, the Trump administration has announced or imposed a series of tariffs on U.S. trading partners. In February 2025, the Trump administration imposed a 25% tariff on Canada and Mexico for goods not covered by the USMCA, and a 20% tariff on China. On April 2, 2025, President Trump announced a 10% "baseline" reciprocal tariff on all U.S. trading partners effective April 5, 2025, and higher, country-specific reciprocal tariffs on 57 countries. The Trump administration subsequently paused the additional country-specific reciprocal tariffs for all countries except China. As of May 5, 2025, imports from most countries, excluding those from Canada, Mexico, and China, are subject to an additional 10% tariff; imports from China are subject to an additional 145% tariff; and non-USMCA compliant imports from Canada and Mexico are subject to an additional 25% tariff (except for Canadian energy and energy resources and potash, which are subject to a 10% tariff). In response to the U.S. tariff changes, certain foreign countries, such as China, increased their tariffs on certain U.S. imports. Our business has been negatively affected by these tariffs and may be negatively affected in the future by this quickly evolving tariff situation and the economic uncertainty created thereby.
Our business is also affected by various product or sector-specific tariffs that the United States imposes on trading partners. Certain products imported from China, including pulp and paper machinery, are subject to tariffs imposed by the Office of the United States Trade Representative, pursuant to Section 301 of the Trade Act of 1974. The tariffs on pulp and paper machinery are set at 25%. In addition, the U.S. Department of Commerce has imposed tariffs of 25% on numerous categories of steel and aluminum imports, under Section 232 of the Trade Expansion Act of 1962, and has expanded these tariffs to include certain derivative steel and aluminum products. The Company imports products that are impacted by these tariffs. While we try to mitigate the impact of the existing and other proposed tariffs by the Trump administration through pricing and sourcing strategies, we cannot be certain how our customers and competitors will react to the actions we take. The tariffs have and could in the future negatively affect our ability to compete against competitors who do not manufacture in China and/or are not subject to the tariffs.
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

KADANT INC.

business in Russia and China and cause delays or prevent shipment of products or services performed by our personnel, or to receive payment for products or services.
Additionally, the military conflict between Russia and Ukraine and the global response to it has and may in the future adversely impact our revenues, gross margins and financial results. The United States, the European Union, and many other countries have imposed sanctions on Russia, individuals in Russia and Russian businesses, including several large banks. In 2024, our sales to Russia were minimal at $2.6 million. As a result of the international sanctions regime in place against Russia, it has become extremely difficult to sell any of our equipment or services into Russia. Any proposed sales into Russia are evaluated on a case-by-case basis, taking into account the risks related to the sale, the costs associated with ensuring compliance with applicable sanctions and the likelihood of receiving payment from either party's banks. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty has and could continue to have in the future a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from these new challenges. The conflict between Russia and Ukraine, as well as other conflicts such as those in the Middle East, may also have the effect of heightening other risks disclosed in our Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransomware attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including any fuel surcharges in response to rising fuel costs; the energy crisis resulting from the Russia-Ukraine conflict, particularly in Europe; our ability to implement and execute our business strategy; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Such restrictions have and may in the future continue to have a material adverse impact on our business and operating results.

Item 5 – Other Information
Insider Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 29, 2025.

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

*Indicates management contract or compensatory plan or arrangement.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: May 7, 2025	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)