Form 10-Q
period 2025-06-28
KADANT INC
filed 2025-08-06
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 25, 2025, the registrant had 11,777,467 shares of common stock outstanding.

Kadant Inc.
Report on Form 10-Q
For the Quarterly Period Ended June 28, 2025

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	June 28, 2025	December 28, 2024
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$95,321	$94,660
Restricted cash	1,867	1,286
Accounts receivable, net of allowances of $4,431 and $4,403	152,574	142,462
Inventories	168,588	146,092
Contract assets	11,105	18,408
Other current assets	45,237	39,418
Total Current Assets	474,692	442,326
Property, Plant, and Equipment, net of accumulated depreciation of $159,456 and $145,359	174,724	170,331
Other Assets	64,301	59,025
Intangible Assets, Net (Note 1)	272,973	279,494
Goodwill (Note 1)	497,824	479,169
Total Assets	$1,484,514	$1,430,345

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 4)	$3,257	$3,376
Accounts payable	52,541	51,062
Accrued payroll and employee benefits	37,797	43,815
Accrued warranty costs	9,981	10,664
Customer deposits	47,646	35,887
Advanced billings	8,029	7,641
Other current liabilities	40,542	39,120
Total Current Liabilities	199,793	191,565
Long-Term Obligations (Note 4)	245,666	285,151
Long-Term Deferred Income Taxes	45,249	41,850
Other Long-Term Liabilities	56,513	53,651

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	131,279	130,180
Retained earnings	901,907	859,693
Treasury stock at cost, 2,846,846 and 2,878,080 shares	(69,759)	(70,524)
Accumulated other comprehensive items (Note 6)	(37,553)	(72,368)
Total Kadant Stockholders' Equity	926,020	847,127
Noncontrolling interests	11,273	11,001
Total Stockholders' Equity	937,293	858,128
Total Liabilities and Stockholders' Equity	$1,484,514	$1,430,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(In thousands, except per share amounts)
Revenue (Notes 1 and 8)	$255,267	$274,765	$494,477	$523,740

Costs and Operating Expenses:
Cost of revenue	138,225	152,878	267,105	290,891
Selling, general, and administrative expenses	73,941	70,004	145,162	140,309
Research and development expenses	3,724	3,482	7,247	7,212
	215,890	226,364	419,514	438,412
Operating Income	39,377	48,401	74,963	85,328
Interest Income	439	368	956	979
Interest Expense	(3,338)	(5,201)	(7,160)	(9,870)
Other Expense, Net	(17)	(2)	(33)	(32)
Income Before Provision for Income Taxes	36,461	43,566	68,726	76,405
Provision for Income Taxes (Note 3)	9,822	11,992	17,650	19,846
Net Income	26,639	31,574	51,076	56,559
Net Income Attributable to Noncontrolling Interests	(480)	(283)	(854)	(579)
Net Income Attributable to Kadant	$26,159	$31,291	$50,222	$55,980

Earnings per Share Attributable to Kadant (Note 2)
Basic	$2.22	$2.66	$4.27	$4.77
Diluted	$2.22	$2.66	$4.26	$4.76

Weighted Average Shares (Note 2)
Basic	11,776	11,743	11,768	11,734
Diluted	11,793	11,766	11,784	11,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(In thousands)
Net Income	$26,639	$31,574	$51,076	$56,559
Other Comprehensive Items:
Foreign currency translation adjustment	25,038	(5,202)	35,047	(15,424)
Post-retirement liability adjustments, net (net of tax of $2, $1, $3 and $1)	7	2	11	3
Deferred gain on cash flow hedges (net of tax of $0, $0, $0 and $13)	—	—	—	38
Other comprehensive items	25,045	(5,200)	35,058	(15,383)
Comprehensive Income	51,684	26,374	86,134	41,176
Comprehensive Income Attributable to Noncontrolling Interests	(654)	(269)	(1,097)	(493)
Comprehensive Income Attributable to Kadant	$51,030	$26,105	$85,037	$40,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
(In thousands)
Operating Activities
Net income attributable to Kadant	$50,222	$55,980
Net income attributable to noncontrolling interests	854	579
Net income	51,076	56,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,082	23,730
Stock-based compensation expense	5,820	5,299
(Recovery of) provision for bad debts	(44)	311
Other items, net	3,783	1,899
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,126)	(7,282)
Contract assets	7,665	(5,062)
Inventories	(14,804)	225
Other assets	(2,778)	(2,339)
Accounts payable	(608)	13,985
Customer deposits	9,360	(17,744)
Other liabilities	(17,109)	(18,684)
Net cash provided by operating activities	63,317	50,897

Investing Activities
Acquisitions, net of cash acquired	—	(291,575)
Purchases of property, plant, and equipment	(7,804)	(11,245)
Proceeds from sale of property, plant, and equipment	166	1,302
Other investing activities	698	—
Net cash used in investing activities	(6,940)	(301,518)

Financing Activities
Proceeds from issuance of long-term obligations	8,000	295,211
Repayment of short- and long-term obligations	(56,930)	(59,089)
Tax withholding payments related to stock-based compensation	(6,056)	(5,868)
Dividends paid	(7,766)	(7,153)
Proceeds from issuance of Company common stock	2,101	1,605
Dividends paid to noncontrolling interests	(825)	(1,346)
Acquisition of subsidiary shares from noncontrolling interest	—	(523)
Net cash (used in) provided by financing activities	(61,476)	222,837

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	6,341	(3,491)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,242	(31,275)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	95,946	106,453
Cash, Cash Equivalents, and Restricted Cash at End of Period	$97,188	$75,178

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended June 28, 2025
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 29, 2025	14,624,159	$146	$128,272	$879,752	2,848,300	$(69,795)	$(62,424)	$10,619	$886,570
Net income	—	—	—	26,159	—	—	—	480	26,639
Dividend declared – Common Stock, $0.34 per share	—	—	—	(4,004)	—	—	—	—	(4,004)
Activity under stock plans	—	—	3,007	—	(1,454)	36	—	—	3,043
Other comprehensive items	—	—	—	—	—	—	24,871	174	25,045
Balance at June 28, 2025	14,624,159	$146	$131,279	$901,907	2,846,846	$(69,759)	$(37,553)	$11,273	$937,293

	Six Months Ended June 28, 2025
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 28, 2024	14,624,159	$146	$130,180	$859,693	2,878,080	$(70,524)	$(72,368)	$11,001	$858,128
Net income	—	—	—	50,222	—	—	—	854	51,076
Dividends declared – Common Stock, $0.68 per share	—	—	—	(8,008)	—	—	—	—	(8,008)
Activity under stock plans	—	—	1,099	—	(31,234)	765	—	—	1,864
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(825)	(825)
Other comprehensive items	—	—	—	—	—	—	34,815	243	35,058
Balance at June 28, 2025	14,624,159	$146	$131,279	$901,907	2,846,846	$(69,759)	$(37,553)	$11,273	$937,293

	Three Months Ended June 29, 2024
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 30, 2024	14,624,159	$146	$122,253	$784,062	2,881,213	$(70,601)	$(53,173)	$12,081	$794,768
Net income	—	—	—	31,291	—	—	—	283	31,574
Dividend declared – Common Stock, $0.32 per share	—	—	—	(3,758)	—	—	—	—	(3,758)
Activity under stock plans	—	—	2,833	—	(1,575)	38	—	—	2,871
Acquisition of subsidiary shares	—	—	(194)	—	—	—	—	(329)	(523)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Other comprehensive items	—	—	—	—	—	—	(5,186)	(14)	(5,200)
Balance at June 29, 2024	14,624,159	$146	$124,892	$811,595	2,879,638	$(70,563)	$(58,359)	$10,675	$818,386

	Six Months Ended June 29, 2024
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 30, 2023	14,624,159	$146	$124,940	$763,131	2,915,978	$(71,453)	$(43,062)	$2,538	$776,240
Net income	—	—	—	55,980	—	—	—	579	56,559
Dividends declared – Common Stock, $0.64 per share	—	—	—	(7,516)	—	—	—	—	(7,516)
Activity under stock plans	—	—	146	—	(36,340)	890	—	—	1,036
Noncontrolling interests acquired	—	—	—	—	—	—	—	9,319	9,319
Acquisition of subsidiary shares	—	—	(194)	—	—	—	—	(329)	(523)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Other comprehensive items	—	—	—	—	—	—	(15,297)	(86)	(15,383)
Balance at June 29, 2024	14,624,159	$146	$124,892	$811,595	2,879,638	$(70,563)	$(58,359)	$10,675	$818,386

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at June 28, 2025, its results of operations, comprehensive income, and stockholders' equity for the three- and six-month periods ended June 28, 2025 and June 29, 2024, and its cash flows for the six-month periods ended June 28, 2025 and June 29, 2024. Interim results are not necessarily indicative of results for a full year or for any other interim period.
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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the six months ended June 28, 2025.

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024
Cash Paid for Interest	$6,993	$9,703
Cash Paid for Income Taxes, Net of Refunds	$23,825	$23,286

Non-Cash Investing Activities:
Fair value of assets acquired	$—	$341,105
Fair value of liabilities assumed	$—	$31,894
Fair value of noncontrolling interest acquired	$—	$9,319
Purchases of property, plant, and equipment in accounts payable	$1,090	$618

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024
Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$5,450	$5,140
Dividends declared but unpaid	$4,004	$3,758

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	June 28, 2025	June 29, 2024	December 28, 2024	December 30, 2023
Cash and cash equivalents	$95,321	$73,805	$94,660	$103,832
Restricted cash	1,867	1,373	1,286	2,621
Total Cash, Cash Equivalents, and Restricted Cash	$97,188	$75,178	$95,946	$106,453

Inventories
The components of inventories are as follows:

	June 28, 2025	December 28, 2024
(In thousands)
Raw Materials	$65,433	$60,750
Work in Process	35,957	27,692
Finished Goods (includes $516 and $554 at customer locations)	67,198	57,650
	$168,588	$146,092

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
June 28, 2025
Definite-Lived
Customer relationships	$334,168	$(136,922)	$(4,440)	$192,806
Product technology	92,206	(52,084)	(2,171)	37,951
Tradenames	16,534	(5,530)	(369)	10,635
Other	25,221	(22,020)	(588)	2,613
	468,129	(216,556)	(7,568)	244,005
Indefinite-Lived
Tradenames	29,059	—	(91)	28,968
Acquired Intangible Assets	$497,188	$(216,556)	$(7,659)	$272,973

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
December 28, 2024
Definite-Lived
Customer relationships	$334,066	$(127,664)	$(8,607)	$197,795
Product technology	92,106	(49,294)	(3,245)	39,567
Tradenames	16,536	(5,084)	(481)	10,971
Other	25,221	(21,280)	(668)	3,273
	467,929	(203,322)	(13,001)	251,606
Indefinite-Lived
Tradenames	29,059	—	(1,171)	27,888
Acquired Intangible Assets	$496,988	$(203,322)	$(14,172)	$279,494

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

Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 28, 2024
Gross balance	$132,205	$243,066	$189,436	$564,707
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	132,205	157,528	189,436	479,169
2025 Activity
Measurement period adjustments for 2024 acquisitions	(173)	—	321	148
Currency translation	7,598	5,856	5,053	18,507
Total 2025 activity	7,425	5,856	5,374	18,655
Balance at June 28, 2025
Gross balance	139,630	248,922	194,810	583,362
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$139,630	$163,384	$194,810	$497,824

Measurement period adjustments for the Company's acquisitions completed in the second and third quarters of 2024 were not material to its financial position or results of operations in the first six months of 2025.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The changes in the carrying amount of product warranty obligations are as follows:

	Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024
Balance at Beginning of Year	$10,664	$8,154
Provision charged to expense	2,296	2,048
Usage	(3,623)	(1,326)
Acquisitions	—	472
Currency translation	644	(219)
Balance at End of Period	$9,981	$9,129

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
The following table presents revenue by revenue recognition method:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2025	2024	2025	2024
Point in Time	$234,836	$245,735	$452,504	$462,228
Over Time	20,431	29,030	41,973	61,512
	$255,267	$274,765	$494,477	$523,740

The Company disaggregates its revenue from contracts with customers by reportable segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2025	2024	2025	2024
Revenue by Product Type:
Parts and consumables	$181,783	$172,745	$361,091	$343,875
Capital	73,484	102,020	133,386	179,865
	$255,267	$274,765	$494,477	$523,740

Revenue by Geography (based on customer location):
North America	$157,968	$172,543	$317,838	$329,034
Europe	63,230	63,193	112,571	118,980
Asia	20,941	24,970	39,643	47,524
Rest of world	13,128	14,059	24,425	28,202
	$255,267	$274,765	$494,477	523,740

See Note 8, Business Segment Information, for information on the disaggregation of revenue by reportable segment.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents contract balances from contracts with customers:

	June 28, 2025	December 28, 2024
(In thousands)
Contract Assets	$11,105	$18,408
Contract Liabilities	$57,717	$46,062

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
The Company recognized revenue of $13,238,000 in the second quarter of 2025 and $23,473,000 in the second quarter of 2024, and $30,797,000 in the first six months of 2025 and $57,139,000 in the first six months of 2024 that was included in the contract liabilities balance at the beginning of 2025 and 2024, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital equipment contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations was $34,055,000 as of June 28, 2025. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 51% of which is expected to occur within the next twelve months and the remaining 49% thereafter.

Note Receivable - China Transaction
The Company entered into several agreements with the local government in China, which became effective in the first quarter of 2022, to sell its then existing manufacturing building and land use rights at one of its subsidiaries in China within its Industrial Processing segment for $25,159,000 and relocate to a new facility (China Transaction). The Company received a 31% down payment and the remaining amount was due on the earlier of the sale of the property by the local government or two years from the effective date of the agreements. Since December 2024, the government has paid $1,383,000 and the remaining outstanding receivable was $13,942,000 as of June 28, 2025, which is included in other current assets in the accompanying condensed consolidated balance sheet. The Company expects this receivable will be repaid in full, although the timing is uncertain.

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $6,287,000 at June 28, 2025 and $5,299,000 at December 28, 2024, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At June 28, 2025, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company is currently assessing the impact of OBBBA on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
Income Taxes – Improvements to Income Tax Disclosures (Topic 740). In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, to improve income tax disclosure requirements, primarily through enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This ASU is effective for fiscal year-end 2025, with early adoption permitted and may be applied retrospectively. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.
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

2.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Income Attributable to Kadant	$26,159	$31,291	$50,222	$55,980

Basic Weighted Average Shares	11,776	11,743	11,768	11,734
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	17	23	16	21
Diluted Weighted Average Shares	11,793	11,766	11,784	11,755

Basic Earnings per Share	$2.22	$2.66	$4.27	$4.77

Diluted Earnings per Share	$2.22	$2.66	$4.26	$4.76

The effect of outstanding and unvested restricted stock units (RSUs) of the Company’s common stock totaling 27,000 shares in the second quarter of 2025, 25,000 shares in the second quarter of 2024, 26,000 in the first six months of 2025 and 29,000 in the first six months of 2024 were not included in the computation of diluted EPS for the respective periods as the

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the respective reporting periods.

3.    Provision for Income Taxes

The provision for income taxes was $17,650,000 in the first six months of 2025 and $19,846,000 in the first six months of 2024.
The effective tax rate of 26% in the first six months of 2025 was higher than the Company’s statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company’s worldwide earnings, and state taxes. These items were offset in part by net excess income tax benefits from stock-based compensation arrangements.
The effective tax rate of 26% in the first six months of 2024 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by foreign tax credits and net excess income tax benefits from stock-based compensation arrangements.

4.    Long-Term Obligations

Long-term obligations are as follows:

	June 28, 2025	December 28, 2024
(In thousands)
Revolving Credit Facility, due 2027	$239,214	$278,384
Senior Promissory Notes, due 2025 to 2028	6,660	6,660
Finance Leases, due 2025 to 2029	1,704	2,023
Other Borrowings, due 2025 to 2028	1,345	1,460
Total	248,923	288,527
Less: Current Maturities of Long-Term Obligations	(3,257)	(3,376)
Long-Term Obligations	$245,666	$285,151

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
As of June 28, 2025, the outstanding balance under the Credit Agreement was $239,214,000, which included $80,214,000 of euro-denominated borrowings. The Company had $161,554,000 of borrowing capacity available as of June 28, 2025, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The weighted average interest rate for the outstanding balance under the Credit Agreement was 4.59% as of June 28, 2025 and 5.27% as of December 28, 2024.

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

Debt Compliance
As of June 28, 2025, the Company was in compliance with the covenants related to its debt obligations.

5.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $3,063,000 in the second quarter of 2025, $2,884,000 in the second quarter of 2024, $5,820,000 in the first six months of 2025 and $5,299,000 in the first six months of 2024 within selling, general and administration (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled $13,950,000 at June 28, 2025, which will be recognized over a weighted average period of 1.8 years.

Non-Employee Director RSUs
On May 14, 2025, the Company granted an aggregate of 2,635 RSUs to its non-employee directors with an aggregate grant date fair value of $850,000, of which 50% vested on June 1, 2025, 25% will vest on the last day of the third fiscal quarter of 2025 and the remaining 25% will vest on the last day of the fourth fiscal quarter of 2025, subject to continued service as a director on the applicable vesting dates.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Post-Retirement Benefit Liability Adjustments	Total
Balance at December 28, 2024	$(72,416)	$48	$(72,368)
Other comprehensive items before reclassifications	34,804	10	34,814
Reclassifications from AOCI	—	1	1
Net current period other comprehensive items	34,804	11	34,815
Balance at June 28, 2025	$(37,612)	$59	$(37,553)

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
•Level 3—Unobservable inputs based on the Company's own assumptions.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of June 28, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$14,584	$—	$—	$14,584
Banker's acceptance drafts (b)	$—	$6,287	$—	$6,287
Forward currency-exchange contracts (c)	$—	$3	$—	$3
Liabilities:
Contingent consideration (d)	$—	$—	$1,766	$1,766

	Fair Value as of December 28, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$21,248	$—	$—	$21,248
Banker's acceptance drafts (b)	$—	$5,299	$—	$5,299
Liabilities:
Forward currency-exchange contracts (c)	$—	$39	$—	$39
Contingent consideration (d)	$—	$—	$1,678	$1,678

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(a)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
(b)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(c)Included in other current assets at June 28, 2025 and other current liabilities at December 28, 2024 in the accompanying condensed consolidated balance sheet.
(d)Included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2025. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
In connection with the acquisition of a technology company in August 2024, the Company assumed contingent consideration with a fair value of $1,785,000 measured at the date of acquisition. The contingent consideration is payable upon the achievement of certain revenue performance targets earned between June 30, 2025 and June 30, 2027. The maximum future value of the contingent consideration subject to payment is approximately $11,443,000, calculated using the foreign currency spot rate at June 28, 2025.
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
The following table provides a rollforward of the change in the fair value of the contingent consideration as determined by Level 3 inputs during the first six months of 2025:

(In thousands)	Total
Balance at December 28, 2024	$1,678
Currency translation	88
Balance at June 28, 2025	$1,766
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	June 28, 2025		December 28, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$239,214	$239,214	$278,384	$278,384
Senior promissory notes	6,660	6,611	6,660	6,511
Other	1,345	1,345	1,460	1,460
	$247,219	$247,170	$286,504	$286,355
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following tables present financial information for the Company's reportable segments:

Three Months Ended June 28, 2025
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$95,947	$95,937	$63,383	$255,267
Cost of revenue	44,289	55,066	38,870	138,225
Gross Profit	51,658	40,871	24,513	117,042
Gross Profit Margin	53.8%	42.6%	38.7%	45.9%
Operating Expenses:
Selling expenses	14,478	10,851	6,825	32,154
General and administrative expenses	10,023	9,172	4,638	23,833
Research and development expenses	1,330	1,824	570	3,724
Intangible asset amortization expense	1,410	2,436	2,689	6,535
Other segment items (a)	(26)	1,102	(148)	928
Segment Operating Income	$24,443	$15,486	$9,939	$49,868
Segment Operating Income Margin	25.5%	16.1%	15.7%	19.5%
Corporate Expenses (b)				(10,491)
Interest Expense, Net				(2,899)
Other Expense, Net				(17)
Income Before Provision for Income Taxes				$36,461

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,855	$2,468	$1,199	$12	$5,534
Capital expenditures	$1,380	$1,595	$993	$—	$3,968

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended June 29, 2024
(In thousands)	Flow Control	Industrial Processing		Material Handling	Total
Revenue	$92,290	$114,753		$67,722	$274,765
Cost of revenue	43,369	67,382		42,127	152,878
Gross Profit	48,921	47,371		25,595	121,887
Gross Profit Margin	53.0%	41.3%	—%	37.8%	44.4%
Operating Expenses:
Selling expenses	13,715	10,394		6,237	30,346
General and administrative expenses	8,606	8,610		4,157	21,373
Research and development expenses	1,420	1,413		649	3,482
Intangible asset amortization expense	1,072	2,728		3,184	6,984
Other segment items (a)	578	134		180	892
Segment Operating Income	$23,530	$24,092		$11,188	$58,810
Segment Operating Income Margin	25.5%	21.0%		16.5%	21.4%
Corporate Expenses (b)					(10,409)
Interest Expense, Net					(4,833)
Other Expense, Net					(2)
Income Before Provision for Income Taxes					$43,566

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,540	$2,367	$1,088	$12	$5,007
Capital expenditures	$1,961	$1,851	$1,157	$5	$4,974

Six Months Ended June 28, 2025
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$188,388	$185,461	$120,628	$494,477
Cost of revenue	87,457	105,142	74,506	267,105
Gross Profit	100,931	80,319	46,122	227,372
Gross Profit Margin	53.6%	43.3%	38.2%	46.0%
Operating Expenses:
Selling expenses	29,257	21,028	13,293	63,578
General and administrative expenses	18,836	17,559	8,879	45,274
Research and development expenses	2,681	3,430	1,136	7,247
Intangible asset amortization expense	2,903	4,814	5,517	13,234
Other segment items (a)	59	1,170	(177)	1,052
Segment Operating Income	$47,195	$32,318	$17,474	$96,987
Segment Operating Income Margin	25.1%	17.4%	14.5%	19.6%
Corporate Expenses (b)				(22,024)
Interest Expense, Net				(6,204)
Other Expense, Net				(33)
Income Before Provision for Income Taxes				$68,726

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$3,653	$4,815	$2,357	$23	$10,848
Capital expenditures	$2,889	$2,920	$1,992	$3	$7,804

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six Months Ended June 29, 2024
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$178,972	$220,614	$124,154	$523,740
Cost of revenue	83,368	129,051	78,472	290,891
Gross Profit	95,604	91,563	45,682	232,849
Gross Profit Margin	53.4%	41.5%	36.8%	44.5%
Operating Expenses:
Selling expenses	27,259	20,766	12,452	60,477
General and administrative expenses	17,674	17,546	8,239	43,459
Research and development expenses	2,969	3,088	1,155	7,212
Intangible asset amortization expense	1,757	5,560	6,538	13,855
Other segment items (a)	705	512	569	1,786
Segment Operating Income	$45,240	$44,091	$16,729	$106,060
Segment Operating Income Margin	25.3%	20.0%	13.5%	20.3%
Corporate Expenses (b)				(20,732)
Interest Expense, Net				(8,891)
Other Expense, Net				(32)
Income Before Provision for Income Taxes				$76,405

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$3,076	$4,694	$2,081	$24	$9,875
Capital expenditures	$3,835	$4,734	$2,663	$13	$11,245

	June 28, 2025	December 28, 2024
(In thousands)
Total Assets (d)
Flow Control	$454,550	$431,536
Industrial Processing	588,246	569,817
Material Handling	424,794	411,178
Corporate (e)	16,924	17,814
	$1,484,514	$1,430,345
(a)Includes acquisition costs, indemnification asset provisions and reversals associated with uncertain tax positions, and certain gains and losses.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $6,777,000 at June 28, 2025 and $7,952,000 at December 28, 2024 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

10.    Subsequent Events

Acquisition
On July 9, 2025, the Company acquired all the outstanding equity securities of Babbini S.p.A and G.P.S. Engineering S.r.l (collectively, Babbini), two Italy-based companies specializing in industrial dewatering and engineered power transmission solutions, for approximately $18,700,000, net of cash acquired, and subject to certain adjustments. The Company expects several synergies in connection with this acquisition, including expansion of product sales by leveraging Kadant's global sales network and sourcing and manufacturing efficiencies. This acquisition is also expected to enhance the Company's upcycling solutions for its fiber processing product lines. Babbini is part of the Company's Industrial Processing segment.

Borrowings Under the Credit Agreement
The Company borrowed approximately $21,100,000 of euro-denominated funds under its revolving credit facility to finance the acquisition of Babbini.

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

KADANT INC.

Industry and Business Overview
Our consolidated bookings increased 7% to $269.4 million in the second quarter of 2025 compared to the second quarter of 2024, driven by a 25% increase in demand for our capital equipment products. Notably, this strong bookings performance led to an increase in our quarter-end backlog to $299.1 million, representing a 16% increase from year-end 2024. Part of the increased demand in the second quarter of 2025 resulted from orders delayed from the first quarter as customers awaited more clarity on the impact of tariffs. While there has been some clarification on certain country-specific tariffs, newly announced tariffs, such as the recent steel import tariff increase, continue to create unease and uncertainty in the market. This environment of evolving trade policies has impacted our customers' decision-making process and resulted in a lengthening in quote-to-order times for capital orders, with some customers delaying capital projects into 2026. While investments in maintenance and mission-critical equipment continue, customers with flexibility in project timing are deferring capital expenditures until there is greater clarity regarding the tariff situation and the economy. This impact is more pronounced in our Industrial Processing segment, where average capital order values are significantly higher compared to our other segments. In response, our operations teams have been assessing our exposure to both existing and proposed tariffs and continue to develop and implement mitigation measures.
From a geographic perspective, tariff-related developments in North America have created market uncertainty, which may lead to inflationary pressures. In Europe, uncertainty surrounding trade tensions and geopolitical risks continue to impact the market. In China, government-led initiatives seek to stimulate domestic demand and manufacturing activity, but escalating trade tensions with the United States are generally expected to have a negative impact.
Overall, we anticipate stronger bookings in 2025 compared to 2024, especially in our Industrial Processing segment. However, the timing for securing capital orders remains uncertain and may shift between quarters or extend into 2026, depending in part by the outcome of ongoing tariff negotiations and the implementation of any tariff changes. Despite this near-term variability, we see long-term strength in our end markets as customers continue to depend on our products to enhance productivity through more efficient production processes. Additionally, we see growth opportunities from both proposed and enacted legislation in the U.S. and internationally aimed at fueling investment.
An overview of our business by reportable segment is as follows:
•Flow Control – Our Flow Control segment bookings were essentially flat compared to the second quarter of 2024, with strong demand for our parts and consumables products in North America, offset by weaker bookings in Europe where constrained market conditions and geopolitical tensions have dampened spending. In certain European markets, excess production capacity and declining demand for graphic paper have led to the closure of several mills, which negatively impacted demand for our capital equipment products. In North America, while quote activity related to capital projects remains strong, there have been delays in the timing for securing orders. We expect overall demand in this segment to improve as the year progresses, especially with increased clarity related to trade discussions and tariffs.
•Industrial Processing – Our Industrial Processing segment bookings increased 9% compared to the second quarter of 2024 driven by strong demand for our capital equipment products at our wood processing product line. This growth was primarily fueled by the engineered wood industry in North America where customers selected our products for their ability to maximize wood fiber utilization. Despite these positive results, overall demand for our capital equipment in the wood processing product line was constrained by uncertain market conditions. Although there is ongoing quote activity for large capital projects, tariff-related uncertainty has led to a lengthening in quote-to-order times as customers await improved market conditions, with some customers in Europe already delaying capital orders into early 2026. Bookings at our fiber processing product line decreased 19% compared to the second quarter of 2024 due to constrained capital spending related to macroeconomic conditions, especially in China. These conditions resulted in several pending capital orders delayed into the third quarter of 2025. Tariff-related uncertainty has had a larger impact on this segment due to the higher average capital order value and our customers’ ability to delay the timing of large capital projects. Despite this, demand for our aftermarket parts in this segment has remained strong, and we expect steady demand to continue for the remainder of 2025. Additionally, we expect demand for our capital equipment in this segment to strengthen in the second half of 2025, with the anticipated receipt of a number of orders in the pipeline.
•Material Handling – Our Material Handling segment bookings increased 16% compared to the second quarter of 2024, due to increased demand for our capital equipment products at our conveying and vibratory business. This increase was driven by underground mineral mining projects where customers placed substantial equipment orders to meet their operational needs. Our baling business also experienced increased demand for our capital equipment products, especially in the European market. Despite the overall increase in demand at our baling businesses, market conditions remain constrained, driven by a decline in used paper prices, market uncertainty related to tariffs and concerns over borrowing costs, all of which impact the timing of capital orders. From a tariff perspective, we anticipate some

KADANT INC.

competitive advantage at our North American baling business as customers evaluate the incremental tariff costs on foreign-made balers. However, ongoing tariff-related market uncertainty has tempered demand for our capital equipment products, and we anticipate customers shifting their capital expenditures from larger capital projects to smaller aftermarket products in the short-term. Demand for our parts and consumables products in this segment was consistent with the first quarter of 2025, and we expect stable demand to continue for the remainder of the year.
Our global operations have been and continue to be impacted by complex market conditions fueled by tariff-related uncertainty, inflationary pressures, and geopolitical tensions. We expect our operating environment to continue to be challenging, which creates continued uncertainty for the remainder of 2025. However, we believe that the fundamentals of our business remain strong, particularly given our solid market position in key product lines, solid global operations teams, and long-term strength of our end markets. For more information related to these challenges, and other factors impacting our business, please see Risk Factors, included in Part I, Item 1A, of our Annual Report, as further amended in Part II, Item IA, within this report, and as may be further amended and/or restated in subsequent filings with the SEC.

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
On July 9, 2025, we acquired Babbini S.p.A and G.P.S. Engineering S.r.l (collectively, Babbini), two Italy-based companies specializing in industrial dewatering and engineered power transmission solutions, for approximately $18.7 million, net of cash acquired, and subject to certain adjustments. Babbini is part of our Industrial Processing segment.

Results of Operations

Second Quarter 2025 Compared With Second Quarter 2024

Revenue
The following table presents the change in revenue by segment between the second quarters of 2025 and 2024, and those changes excluding the effect of acquisitions and foreign currency translation which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.

KADANT INC.

Revenue by reportable segment in the second quarters of 2025 and 2024 is as follows:

	Three Months Ended		Increase (Decrease)		Acquisitions	Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	June 28, 2025	June 29, 2024		% Change			Increase (Decrease)	% Change
Flow Control	$95,947	$92,290	$3,657	4%	$704	$785	$2,168	2%
Industrial Processing	95,937	114,753	(18,816)	(16)%	—	455	(19,271)	(17)%
Material Handling	63,383	67,722	(4,339)	(6)%	111	877	(5,327)	(8)%
Consolidated	$255,267	$274,765	$(19,498)	(7)%	$815	$2,117	$(22,430)	(8)%

Consolidated revenue decreased to $255.3 million, or 7%, in the second quarter of 2025 compared to record revenue achieved in the second quarter of 2024, which was driven by record revenue at our Industrial Processing segment. Significant economic uncertainty impacted our customers’ decision-making process leading to a slowdown in capital orders in the second half of 2024 and the first quarter of 2025. As a result, capital revenue decreased 28% in the second quarter of 2025 compared to the prior year period. However, we experienced a sequential increase in our consolidated revenue across all segments compared to the first quarter of 2025. Demand for our parts and consumables products has remained steady and notably, we had record parts and consumables revenue of $181.8 million, or 71% of consolidated revenue, in the second quarter of 2025.
Revenue at our Flow Control segment increased 4%, while organic revenue increased 2% in the second quarter of 2025, driven by higher demand for our parts and consumables products with strength in North America more than offsetting weakness in Europe.
Revenue at our Industrial Processing segment decreased 16% in the second quarter of 2025 compared to record revenue achieved in the 2024 period, primarily driven by comparatively weaker demand for our capital equipment products at our wood processing business in the 2025 period. Ongoing market uncertainty in both North America and Europe has resulted in a lengthening of the quote-to-order times as customers await improved market conditions, causing some capital equipment orders to be delayed. Despite this, demand for our aftermarket products has remained steady as customers focus their spending on critical parts, resulting in a 7% increase in parts and consumables revenue in the second quarter of 2025 compared to 2024.
Revenue at our Material Handling segment decreased 6% in the second quarter of 2025 due to lower capital equipment revenue at our conveying and vibratory business driven by tariff-related market uncertainty.

Gross Profit Margin
Gross profit margin by reportable segment in the second quarters of 2025 and 2024 is as follows:

	Three Months Ended		Basis Point Change
	June 28, 2025	June 29, 2024
Flow Control	53.8%	53.0%	80	bps
Industrial Processing	42.6%	41.3%	130	bps
Material Handling	38.7%	37.8%	90	bps
Consolidated	45.9%	44.4%	150	bps

Consolidated gross profit margin increased to 45.9% in the second quarter of 2025 from 44.4% in the second quarter of 2024 due to an increase in the proportion of higher-margin parts and consumables revenue, which increased to 71% of consolidated revenue in the second quarter of 2025 compared to 63% in in the second quarter of 2024.
Within our reportable segments, gross profit margin:
•Increased to 53.8% at our Flow Control segment from 53.0% in the 2024 period primarily due to an increase in the proportion of higher-margin parts and consumables revenue in 2025 and, to a lesser extent, the inclusion of $0.2 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.3 percentage points. These increases were partially offset by lower margins achieved on our capital equipment products.

KADANT INC.

•Increased to 42.6% at our Industrial Processing segment from 41.3% in the 2024 period due to an increase in the proportion of higher-margin parts and consumables revenue in 2025, partially offset by lower margins achieved on our capital equipment products.
•Increased to 38.7% at our Material Handling segment from 37.8% in the 2024 period due to higher margins achieved on our parts and consumables products.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by reportable segment and corporate in the second quarters of 2025 and 2024 are as follows:

	Three Months Ended
(In thousands, except percentages)	June 28, 2025	June 29, 2024	Increase	% Change
Flow Control	$25,885	$23,971	$1,914	8%
Industrial Processing	23,561	21,866	1,695	8%
Material Handling	14,004	13,758	246	2%
Corporate	10,491	10,409	82	1%
Consolidated	$73,941	$70,004	$3,937	6%
Consolidated as a Percentage of Revenue	29.0%	25.5%
Consolidated SG&A expenses as a percentage of revenue increased to 29.0% in 2025 compared to 25.5% in 2024 largely due to the comparatively lower revenue in 2025. Consolidated SG&A expenses increased $3.9 million, or 6%, compared to 2024. The weakening of the U.S. dollar resulted in a $1.9 million increase in SG&A expenses, including a $1.2 million shift from foreign currency gains in the 2024 period to losses in the 2025 period, and a $0.7 million unfavorable effect of foreign currency translation. In addition, the increase in SG&A expenses includes $2.3 million of SG&A expenses from acquisitions, partially offset by a decrease of $0.5 million of acquisition-related costs. Acquisition-related costs consist of amortization expense associated with acquired backlog and acquisition costs.
Within our reportable segments and corporate, SG&A expenses:
•Increased $1.9 million at our Flow Control segment principally due to the inclusion of $1.9 million of SG&A expenses from acquisitions, partially offset by a decrease of $0.6 million of acquisition-related costs. In addition, SG&A expenses increased $0.7 million as foreign currency gains of $0.3 million in the prior quarter shifted to $0.4 million of foreign currency losses in the 2025 period.
•Increased $1.7 million at our Industrial Processing segment principally due to increases of $0.8 million in acquisition-related costs, $0.6 million in foreign currency transaction and translation expense, and $0.3 million in legal expenses.
•Increased $0.2 million at our Material Handling segment principally due to $0.4 million of SG&A expenses from acquisitions, $0.2 million unfavorable foreign currency translation effect and a $0.2 million increase in external commission expense. These increases were partially offset by a decrease of $0.7 million in acquisition-related costs.
•Increased $0.1 million at Corporate due to a $0.7 million increase in compensation expense and $0.5 million increase in insurance expense, largely offset by a decrease in legal costs primarily due to an intellectual property settlement.

Interest Expense
Interest expense decreased to $3.3 million in the second quarter of 2025 from $5.2 million in the second quarter of 2024 due to decreased borrowings under our revolving credit facility and a lower weighted-average interest rate.

Provision for Income Taxes
Provision for income taxes decreased to $9.8 million in the second quarter of 2025 from $12.0 million in the second quarter of 2024.
The effective tax rate of 27% in the second quarter of 2025 and 28% in the second quarter of 2024 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, nondeductible expenses, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by foreign tax credits.

KADANT INC.

Net Income
Net income decreased to $26.6 million in the second quarter of 2025 from $31.6 million in the second quarter of 2024 primarily due to a $9.0 million decrease in operating income, offset in part by a $1.9 million decrease in interest expense and a $2.2 million decrease in provision for income taxes (see discussions above for further details).

First Six Months 2025 Compared With First Six Months 2024

Revenue
The following table presents changes in revenue and organic revenue by segment between the first six months of 2025 and 2024. Organic revenue is a non-GAAP measure as defined above in the results of operations for the second quarter of 2025 compared with the second quarter of 2024.
Revenue by segment in the first six months of 2025 and 2024 is as follows:

	Six Months Ended				Acquisitions	Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	June 28, 2025	June 29, 2024	Increase (Decrease)	% Change			Increase (Decrease)	% Change
Flow Control	$188,388	$178,972	$9,416	5%	$8,216	$(1,748)	$2,948	2%
Industrial Processing	185,461	220,614	(35,153)	(16)%	—	(2,378)	(32,775)	(15)%
Material Handling	120,628	124,154	(3,526)	(3)%	611	471	(4,608)	(4)%
Consolidated	$494,477	$523,740	$(29,263)	(6)%	$8,827	$(3,655)	$(34,435)	(7)%

Consolidated revenue in the first six months of 2025 decreased to $494.5 million, or 6%, while organic revenue decreased 7% primarily due to weaker demand for our capital equipment products. Significant economic uncertainty impacted our customers’ decision-making process leading to a slowdown in capital orders in the second half of 2024 and the first quarter of 2025. As a result, capital revenue was comparatively lower in 2025. From a geographic perspective, organic revenue was impacted by softening demand across all regions due to weak macroeconomic conditions fueled by trade tensions. While customers delayed large capital expenditures, the demand for our parts and consumables was steady, resulting in a 5% increase in parts and consumables revenue compared to the first six months of 2024.
Revenue at our Flow Control segment increased 5%, including a 4% increase from acquisitions and a 1% decrease from the unfavorable effect of foreign currency translation. Organic revenue increased 2% in the first six months of 2025 driven by higher demand for parts and consumable products with strength in North America offsetting weaker market conditions in Europe. This increase was partially offset by lower demand for our capital equipment products in North America due to challenging market conditions.
Revenue at our Industrial Processing segment decreased 16% in the first six months of 2025 due to reduced demand for our capital equipment products, especially at our wood processing businesses in the latter half of 2024 and the first quarter of 2025. While there is active quote activity for large capital projects, tariff-related uncertainty has increased the time for securing orders with certain orders being delayed to later in 2025 or into 2026. Capital revenue also decreased at our fiber processing businesses in the first six months of 2025, especially in China, where trade tensions were further compounded by sluggish economic conditions resulting in more cautious capital spending. Given the delay in committing to major capital expenditures, many customers focused their spending on critical parts. As a result, there was solid demand for our parts and consumables products in this segment with a 3% increase in aftermarket revenue in the first six months of 2025 compared to the first six months of 2024.
Revenue at our Material Handling segment decreased 3%, led by weaker demand for our capital equipment products at our conveying and vibratory business in North America. This decline was partly driven by the tariff-related market uncertainty, which tempered demand and delayed the execution of capital projects. However, this decrease was partially offset by stronger demand at our baling business in North America.

KADANT INC.

Gross Profit Margin
Gross profit margin by segment in the first six months of 2025 and 2024 is as follows:

	Six Months Ended		Basis Point Change
	June 28, 2025	June 29, 2024
Flow Control	53.6%	53.4%	20	bps
Industrial Processing	43.3%	41.5%	180	bps
Material Handling	38.2%	36.8%	140	bps
Consolidated	46.0%	44.5%	150	bps
Consolidated gross profit margin increased to 46.0% in the first six months of 2025 from 44.5% in the first six months of 2024 due to an increase in the proportion of higher-margin parts and consumables revenue, which increased to 73% of consolidated revenue in the first six months of 2025 compared to 66% in in the first six months of 2024, and the inclusion of $2.9 million of amortization expense related to acquired profit in inventory in the first six months of 2024, which decreased consolidated gross profit margin in the first six months of 2024 by 0.5 percentage points.
Within our reportable segments, gross profit margin:
•Increased to 53.6% at our Flow Control segment from 53.4% in the 2024 period primarily due to an increase in the proportion of higher-margin parts and consumables revenue in 2025.
•Increased to 43.3% at our Industrial Processing segment from 41.5% in the 2024 period due to an increase in the proportion of higher-margin parts and consumables revenue in 2025 and the inclusion of $1.6 million of amortization expense related to acquired profit in inventory in the 2024 period, which decreased gross profit margin in 2024 by 0.7 percentage points. These increases were partially offset by lower margins achieved on our capital equipment products.
•Increased to 38.2% at our Material Handling segment from 36.8% in the 2024 period due to the inclusion of $1.0 million of amortization expense related to acquired profit in inventory in the 2024 period, which decreased gross profit margin in 2024 by 0.8 percentage points and, to a lesser extent, higher margins achieved on our capital equipment products in 2025.

Selling, General, and Administrative Expenses
SG&A expenses by reportable segment and corporate in the first six months of 2025 and 2024 are as follows:

	Six Months Ended
(In thousands, except percentages)	June 28, 2025	June 29, 2024	Increase (Decrease)	% Change
Flow Control	$51,055	$47,395	$3,660	8%
Industrial Processing	44,571	44,384	187	—%
Material Handling	27,512	27,798	(286)	(1)%
Corporate	22,024	20,732	1,292	6%
Consolidated	$145,162	$140,309	$4,853	3%
Consolidated as a Percentage of Revenue	29.4%	26.8%

Consolidated SG&A expenses as a percentage of revenue increased to 29.4% in the first six months of 2025 compared with 26.8% in the first six months of 2024 due in large part to the comparatively lower revenue in 2025. Consolidated SG&A expenses increased $4.9 million, or 3%, primarily due to the inclusion of $5.5 million of SG&A expenses from acquisitions made during the second and third quarters of 2024 and higher compensation-related costs. These increases were partially offset by a decrease of $1.7 million of acquisition-related costs.
Within our reportable segments and corporate, SG&A expenses:
•Increased $3.7 million at our Flow Control segment principally due to the inclusion of $4.5 million of SG&A expenses from acquisitions, partially offset by a decrease of $0.3 million in acquisition-related costs.
•Increased $0.2 million at our Industrial Processing segment due to an increase of $0.5 million of acquisition costs, partially offset by a decrease of $0.2 million in bad debt expense.

KADANT INC.

•Decreased $0.3 million at our Material Handling segment principally due to a decrease of $1.9 million of acquisition-related costs, partially offset by an increase of $1.0 million of SG&A expenses from acquisitions and an increase in compensation-related costs.
•Increased $1.3 million at Corporate due to a $1.4 million increase in compensation expense and a $0.6 million increase in insurance expense, largely offset by a decrease in legal costs primarily due to an intellectual property settlement.

Interest Expense
Interest expense decreased to $7.2 million in the first six months of 2025 from $9.9 million in the first six months of 2024 due to decreased borrowings under our revolving credit facility and a lower weighted-average interest rate.

Provision for Income Taxes
Provision for income taxes decreased to $17.7 million in the first six months of 2025 from $19.8 million in the first six months of 2024.
The effective tax rate of 26% in the first six months of 2025 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, and state taxes. These items were offset in part by net excess income tax benefits from stock-based compensation arrangements.
The effective tax rate of 26% in the first six months of 2024 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by foreign tax credits and net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income decreased to $51.1 million in the first six months of 2025 from $56.6 million in the first six months of 2024 primarily due to a $10.4 million decrease in operating income, offset in part by a $2.7 million decrease in interest expense and a $2.2 million decrease in provision for income taxes (see discussions above for further details).

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

KADANT INC.

A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin from net income attributable to Kadant is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Income Attributable to Kadant	$26,159	$31,291	$50,222	$55,980
Net Income Attributable to Noncontrolling Interests	480	283	854	579
Provision for Income Taxes	9,822	11,992	17,650	19,846
Interest Expense, Net	2,899	4,833	6,204	8,891
Other Expense, Net	17	2	33	32
Operating Income	39,377	48,401	74,963	85,328
Acquired Profit in Inventory Amortization (a)	24	529	35	2,860
Acquired Backlog Amortization (b)	202	695	581	1,494
Acquisition Costs	908	940	1,245	2,064
Indemnification Asset (Provision) Reversal (c)	—	(66)	(29)	24
Adjusted Operating Income (non-GAAP measure)	40,511	50,499	76,795	91,770
Depreciation and Amortization	11,867	11,296	23,501	22,236
Adjusted EBITDA (non-GAAP measure)	$52,378	$61,795	$100,296	$114,006
Adjusted EBITDA Margin (non-GAAP measure)	20.5%	22.5%	20.3%	21.8%

(a) Represents amortization expense within cost of revenue associated with acquired profit in inventory.
(b) Represents intangible amortization expense associated with acquired backlog.
(c) Represents the provision for or reversal of indemnification assets related to the establishment or release of tax reserves associated with uncertain tax positions.
A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cash Provided by Operating Activities	$40,482	$28,066	$63,317	$50,897
Capital Expenditures	(3,968)	(4,974)	(7,804)	(11,245)
Free Cash Flow (non-GAAP measure)	$36,514	$23,092	$55,513	$39,652

Liquidity and Capital Resources

Consolidated working capital was $274.9 million at June 28, 2025, compared with $250.8 million at December 28, 2024. Cash and cash equivalents were $95.3 million at June 28, 2025, compared with $94.7 million at December 28, 2024, which included cash and cash equivalents held by our foreign subsidiaries of $75.3 million at June 28, 2025 and $73.8 million at December 28, 2024.

Cash Flow
Cash flow information in the first six months of 2025 and 2024 is as follows:

	Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024
Net Cash Provided by Operating Activities	$63,317	$50,897
Net Cash Used in Investing Activities	(6,940)	(301,518)
Net Cash (Used in) Provided by Financing Activities	(61,476)	222,837
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	6,341	(3,491)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$1,242	$(31,275)

KADANT INC.

Operating Activities
Cash provided by operating activities increased to $63.3 million in the first six months of 2025 from $50.9 million in the first six months of 2024 due in large part to the increase in cash received from customer deposits. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
Significant operating cash outflows associated with working capital in the six months of 2025 related to inventory and other current liabilities. Purchases of inventory used cash of $14.8 million and other current liabilities used cash of $13.4 million primarily related to incentive compensation payments. These uses of cash were offset in part by cash received from customer deposits of $9.4 million associated with an increase in capital equipment orders and cash received from contract assets of $7.7 million related to contracts accounted for on an over time basis.
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

Investing Activities
Cash used in investing activities was $6.9 million in the first six months of 2025, compared with $301.5 million in the first six months of 2024. Cash used in investing activities in the first six months of 2025 consisted of capital expenditures of $7.8 million. Cash used in investing activities in the first six months of 2024 included consideration paid for acquisitions, net of cash acquired, of $291.6 million and capital expenditures of $11.2 million.

Financing Activities
Cash used in financing activities was $61.5 million in the six months of 2025, compared with cash provided by financing activities of $222.8 million in the first six months of 2024. Borrowings under our revolving credit facility were $8.0 million in 2025 compared to $295.2 million in 2024, which was primarily used to fund our 2024 acquisitions. Repayments of short- and long-term obligations were $56.9 million in 2025 and $59.1 million in 2024. Cash dividends paid to stockholders were $7.8 million in 2025 and $7.2 million in 2024. In addition, taxes paid related to the vesting of equity awards were $6.1 million in 2025 and $5.9 million in 2024.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $6.3 million increase in cash, cash equivalents, and restricted cash in the first six months of 2025 related to exchange rates was primarily attributable to the weakening of the U.S. dollar against the euro and, to a lesser extent, the Swedish krona, and the Canadian dollar. The $3.5 million decrease in cash, cash equivalents, and restricted cash in the first six months of 2024 was primarily attributable to the strengthening of the U.S. dollar against the euro and, to a lesser extent, the Canadian dollar, the Chinese renminbi and Brazilian real.

Borrowing Capacity and Debt Obligations
Our unsecured multi-currency revolving credit facility originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on November 30, 2027 and has a total borrowing capacity of $400.0 million.
As of June 28, 2025, our outstanding balance under the Credit Agreement was $239.2 million, which included $80.2 million of euro-denominated borrowings, and we had $161.6 million of available borrowing capacity, in addition to a $200.0 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25. As of June 28, 2025, our leverage ratio was 0.86 and we were in compliance with our debt covenants.
See Note 4, Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.
In July 2025, we borrowed $21.1 million of euro-denominated funds under our revolving credit facility to finance our acquisition of Babbini.

KADANT INC.

Additional Liquidity and Capital Resources
On May 15, 2025, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 15, 2025 to May 15, 2026. We did not repurchase any shares of our common stock under this authorization or our previous $50.0 million authorization that expired on May 16, 2025.
We paid cash dividends of $7.8 million in the first six months of 2025. On May 15, 2025, we declared a quarterly cash dividend of $0.34 per share totaling $4.0 million that will be paid on August 7, 2025. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $16.0 to $18.0 million during the remainder of 2025 for property, plant, and equipment.
As of June 28, 2025, we had approximately $130.0 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $71.7 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first six months of 2025, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $1.8 million.
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

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2025. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and

KADANT INC.

procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of June 28, 2025, our Chief Executive Officer and Chief Financial Officer concluded that as of June 28, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
Management's assessment of the effectiveness of internal control over financial reporting includes internal controls over financial reporting systems and internal processes at Key Knife, Inc., KWS Manufacturing Company, Ltd. and Dynamic Sealing Technologies LLC, which were excluded from management's assessment in 2024. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since February 2025, the Trump administration has announced or imposed a series of tariffs on U.S. trading partners. In February 2025, the Trump administration imposed a 25% tariff on Canada and Mexico for goods not covered by the USMCA, and a 20% tariff on China. On April 2, 2025, President Trump announced a 10% "baseline" reciprocal tariff on all U.S. trading partners effective April 5, 2025, and higher, country-specific reciprocal tariffs on 57 countries. The Trump administration subsequently paused the additional country-specific reciprocal tariffs for all countries except China. As of July 25, 2025, imports from most countries, excluding those from Canada, Mexico, and China, are subject to an additional 10% tariff; imports from China are subject to an additional 30% tariff; and non-USMCA compliant imports from Canada and Mexico are subject to an additional 25% tariff (except for Canadian energy and energy resources and potash, which are subject to a 10% tariff). In addition, President Trump announced trade agreements with several countries, including the European Union and the United Kingdom, with baseline tariffs ranging from 10% to 20%. On July 31, 2025, President Trump announced new reciprocal tariffs on nearly all countries, ranging from 10% to 41%. In response to the U.S. tariff changes, certain foreign countries, such as China, increased their tariffs on certain U.S. imports. Our business has been negatively affected by these tariffs and may be negatively affected in the future by this quickly evolving tariff situation and the economic uncertainty created thereby.
Our business is also affected by various product or sector-specific tariffs that the United States imposes on trading partners. Certain products imported from China, including pulp and paper machinery, are subject to tariffs imposed by the Office of the United States Trade Representative, pursuant to Section 301 of the Trade Act of 1974. The tariffs on pulp and paper machinery are set at 25%. In addition, the U.S. Department of Commerce has imposed tariffs of 50% on numerous categories of steel and aluminum imports, under Section 232 of the Trade Expansion Act of 1962, and has expanded these tariffs to include certain derivative steel and aluminum products. On July 30, 2025, President Trump announced the results of a Section 232 investigation on copper, imposing a 50% tariff on imports of semi-finished copper and copper derivatives, effective August 1, 2025. We import products that are impacted by these tariffs. While we try to mitigate the impact of the existing and

KADANT INC.

other proposed tariffs by the Trump administration through pricing and sourcing strategies, we cannot be certain how our customers and competitors will react to the actions we take. The tariffs have and could in the future negatively affect our ability to compete against competitors who do not manufacture in China and/or are not subject to the tariffs.
The United States has tightened trade sanctions targeting countries like China and Russia. For example, since 2018 the United States has imposed various trade and economic sanctions targeting certain persons in Russia and certain types of business with Russia. The United States has continued to expand export control restrictions applicable to certain Chinese firms and continued its assessment of new controls for "emerging foundational technologies," escalating U.S.-China tension concerning technology. Moreover, tensions between the U.S. and China have increased and future actions by the U.S. or Chinese governments may impact our operations in and imports from China, as well as sales to and from China. In response, Russia and China have begun considering and, in some cases, implementing trade sanctions that could affect U.S.-owned businesses. The imposition of trade sanctions has and may in the future continue to make it generally more difficult to do business in Russia and China and cause delays or prevent shipment of products or services performed by our personnel, or to receive payment for products or services.
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

Item 5 – Other Information
Insider Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 28, 2025.

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

KADANT INC.

Date: August 6, 2025	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)