Form 10-Q
period 2025-09-27
KADANT INC
filed 2025-11-05
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 24, 2025, the registrant had 11,778,135 shares of common stock outstanding.

Kadant Inc.
Report on Form 10-Q
For the Quarterly Period Ended September 27, 2025

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	September 27, 2025	December 28, 2024
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$124,493	$94,660
Restricted cash	2,420	1,286
Accounts receivable, net of allowances of $5,508 and $4,403	158,781	142,462
Inventories	179,705	146,092
Contract assets	9,866	18,408
Other current assets	44,696	39,418
Total Current Assets	519,961	442,326
Property, Plant, and Equipment, net of accumulated depreciation of $164,461 and $145,359	177,381	170,331
Other Assets	67,029	59,025
Intangible Assets, Net (Note 1)	270,775	279,494
Goodwill (Note 1)	497,088	479,169
Total Assets	$1,532,234	$1,430,345

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 5)	$3,386	$3,376
Accounts payable	50,625	51,062
Accrued payroll and employee benefits	45,539	43,815
Accrued warranty costs	10,389	10,664
Customer deposits	49,124	35,887
Advanced billings	9,280	7,641
Other current liabilities	44,172	39,120
Total Current Liabilities	212,515	191,565
Long-Term Obligations (Note 5)	254,619	285,151
Long-Term Deferred Income Taxes	46,029	41,850
Other Long-Term Liabilities	57,564	53,651

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	133,912	130,180
Retained earnings	925,624	859,693
Treasury stock at cost, 2,846,024 and 2,878,080 shares	(69,738)	(70,524)
Accumulated other comprehensive items (Note 7)	(40,097)	(72,368)
Total Kadant Stockholders' Equity	949,847	847,127
Noncontrolling interests	11,660	11,001
Total Stockholders' Equity	961,507	858,128
Total Liabilities and Stockholders' Equity	$1,532,234	$1,430,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
(In thousands, except per share amounts)
Revenue (Notes 1 and 9)	$271,567	$271,614	$766,044	$795,354

Costs and Operating Expenses:
Cost of revenue	148,906	150,175	416,011	441,066
Selling, general, and administrative expenses	75,839	69,043	221,001	209,352
Research and development expenses	3,919	3,409	11,166	10,621
Other costs	287	—	287	—
	228,951	222,627	648,465	661,039
Operating Income	42,616	48,987	117,579	134,315
Interest Income	373	407	1,329	1,386
Interest Expense	(3,089)	(5,516)	(10,249)	(15,386)
Other Expense, Net	(19)	(16)	(52)	(48)
Income Before Provision for Income Taxes	39,881	43,862	108,607	120,267
Provision for Income Taxes (Note 4)	11,766	11,964	29,416	31,810
Net Income	28,115	31,898	79,191	88,457
Net Income Attributable to Noncontrolling Interests	(393)	(312)	(1,247)	(891)
Net Income Attributable to Kadant	$27,722	$31,586	$77,944	$87,566

Earnings per Share Attributable to Kadant (Note 3)
Basic	$2.35	$2.69	$6.62	$7.46
Diluted	$2.35	$2.68	$6.61	$7.44

Weighted Average Shares (Note 3)
Basic	11,777	11,745	11,771	11,737
Diluted	11,802	11,780	11,790	11,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
(In thousands)
Net Income	$28,115	$31,898	$79,191	$88,457
Other Comprehensive Items:
Foreign currency translation adjustment	(2,552)	13,643	32,495	(1,781)
Post-retirement liability adjustments, net (net of tax of $1, $2, $4 and $3)	2	4	13	7
Deferred gain on cash flow hedges (net of tax of $0, $0, $0 and $13)	—	—	—	38
Other comprehensive items	(2,550)	13,647	32,508	(1,736)
Comprehensive Income	25,565	45,545	111,699	86,721
Comprehensive Income Attributable to Noncontrolling Interests	(387)	(378)	(1,484)	(871)
Comprehensive Income Attributable to Kadant	$25,178	$45,167	$110,215	$85,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
(In thousands)
Operating Activities
Net income attributable to Kadant	$77,944	$87,566
Net income attributable to noncontrolling interests	1,247	891
Net income	79,191	88,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,479	36,505
Stock-based compensation expense	8,516	7,926
Provision for bad debts	1,045	893
Non-cash impairment costs	287	—
Other items, net	3,722	2,834
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,715)	(10,409)
Contract assets	8,913	(4,180)
Inventories	(12,931)	10,196
Other assets	901	(512)
Accounts payable	(4,653)	8,695
Customer deposits	7,249	(21,556)
Other liabilities	(10,435)	(15,474)
Net cash provided by operating activities	110,569	103,375

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(16,483)	(302,024)
Purchases of property, plant, and equipment	(10,998)	(15,430)
Proceeds from sale of property, plant, and equipment	136	1,320
Other investing activities	1,118	263
Net cash used in investing activities	(26,227)	(315,871)

Financing Activities
Proceeds from issuance of long-term obligations	29,033	305,211
Repayment of short- and long-term obligations	(69,360)	(91,378)
Tax withholding payments related to stock-based compensation	(6,099)	(5,881)
Dividends paid	(11,770)	(10,914)
Proceeds from issuance of Company common stock	2,101	1,605
Dividends paid to noncontrolling interests	(825)	(1,346)
Acquisition of subsidiary shares from noncontrolling interest	—	(523)
Payment of debt issuance costs (Note 5)	(2,382)	—
Net cash (used in) provided by financing activities	(59,302)	196,774

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	5,927	(997)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	30,967	(16,719)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	95,946	106,453
Cash, Cash Equivalents, and Restricted Cash at End of Period	$126,913	$89,734

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended September 27, 2025
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 28, 2025	14,624,159	$146	$131,279	$901,907	2,846,846	$(69,759)	$(37,553)	$11,273	$937,293
Net income	—	—	—	27,722	—	—	—	393	28,115
Dividend declared – Common Stock, $0.34 per share	—	—	—	(4,005)	—	—	—	—	(4,005)
Activity under stock plans	—	—	2,633	—	(822)	21	—	—	2,654
Other comprehensive items	—	—	—	—	—	—	(2,544)	(6)	(2,550)
Balance at September 27, 2025	14,624,159	$146	$133,912	$925,624	2,846,024	$(69,738)	$(40,097)	$11,660	$961,507

	Nine Months Ended September 27, 2025
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 28, 2024	14,624,159	$146	$130,180	$859,693	2,878,080	$(70,524)	$(72,368)	$11,001	$858,128
Net income	—	—	—	77,944	—	—	—	1,247	79,191
Dividends declared – Common Stock, $1.02 per share	—	—	—	(12,013)	—	—	—	—	(12,013)
Activity under stock plans	—	—	3,732	—	(32,056)	786	—	—	4,518
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(825)	(825)
Other comprehensive items	—	—	—	—	—	—	32,271	237	32,508
Balance at September 27, 2025	14,624,159	$146	$133,912	$925,624	2,846,024	$(69,738)	$(40,097)	$11,660	$961,507

	Three Months Ended September 28, 2024
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 29, 2024	14,624,159	$146	$124,892	$811,595	2,879,638	$(70,563)	$(58,359)	$10,675	$818,386
Net income	—	—	—	31,586	—	—	—	312	31,898
Dividend declared – Common Stock, $0.32 per share	—	—	—	(3,759)	—	—	—	—	(3,759)
Activity under stock plans	—	—	2,594	—	(803)	20	—	—	2,614
Other comprehensive items	—	—	—	—	—	—	13,581	66	13,647
Balance at September 28, 2024	14,624,159	$146	$127,486	$839,422	2,878,835	$(70,543)	$(44,778)	$11,053	$862,786

	Nine Months Ended September 28, 2024
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 30, 2023	14,624,159	$146	$124,940	$763,131	2,915,978	$(71,453)	$(43,062)	$2,538	$776,240
Net income	—	—	—	87,566	—	—	—	891	88,457
Dividends declared – Common Stock, $0.96 per share	—	—	—	(11,275)	—	—	—	—	(11,275)
Activity under stock plans	—	—	2,740	—	(37,143)	910	—	—	3,650
Noncontrolling interests acquired	—	—	—	—	—	—	—	9,319	9,319
Acquisition of subsidiary shares	—	—	(194)	—	—	—	—	(329)	(523)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Other comprehensive items	—	—	—	—	—	—	(1,716)	(20)	(1,736)
Balance at September 28, 2024	14,624,159	$146	$127,486	$839,422	2,878,835	$(70,543)	$(44,778)	$11,053	$862,786

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at September 27, 2025, its results of operations, comprehensive income, and stockholders' equity for the three- and nine-month periods ended September 27, 2025 and September 28, 2024, and its cash flows for the nine-month periods ended September 27, 2025 and September 28, 2024. Interim results are not necessarily indicative of results for a full year or for any other interim period.
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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 27, 2025.

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024
Cash Paid for Interest	$9,824	$15,034
Cash Paid for Income Taxes, Net of Refunds	$33,530	$33,288

Non-Cash Investing Activities:
Fair value of assets acquired	$35,470	$360,021
Fair value of liabilities assumed	$14,124	$35,575
Fair value of noncontrolling interests acquired	$—	$9,319
Fair value of contingent consideration	$—	$1,785
Purchases of property, plant, and equipment in accounts payable	$398	$590

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024
Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$5,761	$5,364
Dividends declared but unpaid	$4,005	$3,759

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	September 27, 2025	September 28, 2024	December 28, 2024	December 30, 2023
Cash and cash equivalents	$124,493	$88,407	$94,660	$103,832
Restricted cash	2,420	1,327	1,286	2,621
Total Cash, Cash Equivalents, and Restricted Cash	$126,913	$89,734	$95,946	$106,453

Inventories
The components of inventories are as follows:

	September 27, 2025	December 28, 2024
(In thousands)
Raw Materials	$70,825	$60,750
Work in Process	42,725	27,692
Finished Goods (includes $972 and $554 at customer locations)	66,155	57,650
	$179,705	$146,092

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
September 27, 2025
Definite-Lived
Customer relationships	$336,746	$(141,731)	$(4,802)	$190,213
Product technology	93,327	(53,475)	(2,219)	37,633
Tradenames	17,826	(5,775)	(384)	11,667
Other	25,221	(22,261)	(588)	2,372
	473,120	(223,242)	(7,993)	241,885
Indefinite-Lived
Tradenames	29,059	—	(169)	28,890
Acquired Intangible Assets	$502,179	$(223,242)	$(8,162)	$270,775

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
December 28, 2024
Definite-Lived
Customer relationships	$334,066	$(127,664)	$(8,607)	$197,795
Product technology	92,106	(49,294)	(3,245)	39,567
Tradenames	16,536	(5,084)	(481)	10,971
Other	25,221	(21,280)	(668)	3,273
	467,929	(203,322)	(13,001)	251,606
Indefinite-Lived
Tradenames	29,059	—	(1,171)	27,888
Acquired Intangible Assets	$496,988	$(203,322)	$(14,172)	$279,494

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
During the nine months ended September 27, 2025, the Company recognized intangible assets of $5,278,000 associated with its July 2025 acquisition (see Note 2, Acquisition) and incremental intangibles of $200,000 related to a measurement period adjustment for a prior period acquisition. The Company also recognized an impairment charge of $287,000 in the third quarter of 2025 associated with previously acquired technology that will no longer be utilized, which is included in other costs in the accompanying condensed consolidated statement of income.

Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 28, 2024
Gross balance	$132,205	$243,066	$189,436	$564,707
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	132,205	157,528	189,436	479,169
2025 Activity
Acquisition (Note 2)	—	816	—	816
Measurement period adjustments for 2024 acquisitions	(173)	—	321	148
Currency translation	7,195	4,830	4,930	16,955
Total 2025 activity	7,022	5,646	5,251	17,919
Balance at September 27, 2025
Gross balance	139,227	248,712	194,687	582,626
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$139,227	$163,174	$194,687	$497,088

Measurement period adjustments for the Company's acquisitions completed in the second and third quarters of 2024 were not material to its financial position or results of operations in the first nine months of 2025.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications.
The changes in the carrying amount of product warranty obligations are as follows:

	Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024
Balance at Beginning of Year	$10,664	$8,154
Provision charged to expense	3,320	4,463
Usage	(4,870)	(2,972)
Acquisitions	688	473
Currency translation	587	37
Balance at End of Period	$10,389	$10,155

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
The following table presents revenue by revenue recognition method:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2025	2024	2025	2024
Point in Time	$254,491	$238,971	$706,995	$701,199
Over Time	17,076	32,643	59,049	94,155
	$271,567	$271,614	$766,044	$795,354

The Company disaggregates its revenue from contracts with customers by reportable segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2025	2024	2025	2024
Revenue by Product Type:
Parts and consumables	$188,366	$176,961	$549,457	$520,836
Capital	83,201	94,653	216,587	274,518
	$271,567	$271,614	$766,044	$795,354

Revenue by Geography (based on customer location):
North America	$165,708	$172,186	$483,546	$501,220
Europe	65,869	57,309	178,440	176,289
Asia	23,893	26,724	63,536	74,248
Rest of world	16,097	15,395	40,522	43,597
	$271,567	$271,614	$766,044	795,354

See Note 9, Business Segment Information, for information on the disaggregation of revenue by reportable segment.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents contract balances from contracts with customers:

	September 27, 2025	December 28, 2024
(In thousands)
Contract Assets	$9,866	$18,408
Contract Liabilities	$60,258	$46,062

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
The Company recognized revenue of $6,064,000 in the third quarter of 2025 and $8,897,000 in the third quarter of 2024, and $36,861,000 in the first nine months of 2025 and $66,036,000 in the first nine months of 2024 that was included in the contract liabilities balance at the beginning of 2025 and 2024, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital equipment contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations was $27,990,000 as of September 27, 2025. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 78% of which is expected to occur within the next twelve months and the remaining 22% thereafter.

Note Receivable - China Transaction
The Company entered into several agreements with the local government in China, which became effective in the first quarter of 2022, to sell its then existing manufacturing building and land use rights at one of its subsidiaries in China within its Industrial Processing segment for $25,159,000 and relocate to a new facility (China Transaction). The Company received a 31% down payment, with the remaining balance due on the earlier of the sale of the property by the local government or two years from the effective date of the agreements. To date, the government has paid $1,803,000, and the remaining receivable was $13,592,000 as of September 27, 2025, which is included in other current assets in the accompanying condensed consolidated balance sheet. The Company expects this receivable will be repaid in full, although the timing is uncertain.

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $8,861,000 at September 27, 2025 and $5,299,000 at December 28, 2024, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At September 27, 2025, the Company believes that it has appropriately accounted for any liability for unrecognized tax

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
In December 2021, the Organisation for Economic Co-operation and Development (OECD) released model rules introducing a new 15% global minimum tax for large multinational enterprises with an annual global revenue exceeding 750,000,000 euros (Pillar Two Rules). Since the release of the Pillar Two Rules, the OECD has issued five tranches of administrative guidance, as well as guidance on transitional safe harbor relief. Various countries, including the member states of the European Union, have adopted the Pillar Two Rules into their domestic laws, with certain rules coming into effect beginning in fiscal 2024. Some countries are in the process of drafting legislation for adoption in future years. While the Pillar Two Rules serve as a framework for implementing the minimum tax, countries may enact domestic laws that vary slightly from the Pillar Two Rules and may also adjust domestic tax incentives to align with the Pillar Two Rules on different timelines. The Company continues to monitor developments of the Pillar Two Rules and evaluate the potential impact they may have on the jurisdictions in which it operates, including eligibility to qualify for transitional safe harbor relief. To date, the Pillar Two Rules have not had a material impact on the Company's effective tax rate or consolidated financial statements, and the Company does not expect the Pillar Two Rules to have a material impact on its effective tax rate or consolidated financial statements for the fiscal year ending January 3, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including 100% bonus depreciation, domestic research cost expensing pursuant to Internal Revenue Code §174, and changes to the calculation of the interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There is no material impact of the OBBBA provisions to the Company's effective tax rate or consolidated financial statements for the quarter ended September 27, 2025. The Company is still evaluating any potential impact to cash tax payments related to the provisions of the OBBBA. The Company will continue to monitor the current and future impact of the OBBBA on its effective tax rate and consolidated financial statements as additional clarifications or interpretive guidance related to the OBBBA is released.

Recent Accounting Pronouncements Not Yet Adopted
Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-06 which improves the practicality of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. Under this ASU, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, it is probable that the project will be completed, and the software will be used to perform the function intended. This ASU is effective for fiscal year 2028, with early adoption permitted and may be applied retrospectively. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU No. 2025-05, to provide for a practical expedient permitting an entity to assume that conditions at the balance sheet date remained unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets accounted for under ASC 606, Revenue from Contracts with Customers. This ASU is effective for fiscal year 2026, with early adoption permitted. The amendments in this ASU should be applied prospectively. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
Income Taxes – Improvements to Income Tax Disclosures (Topic 740). In December 2023, the FASB issued ASU No. 2023-09, to improve income tax disclosure requirements, primarily through enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This ASU is effective for fiscal year-end 2025 and may be applied retrospectively. The Company is in the process of determining the financial disclosures required under this ASU and continues to evaluate the effect that the adoption of this ASU will have on its consolidated financial statements.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Acquisition

The Company's acquisitions are accounted for using the acquisition method of accounting and the results of the acquired businesses are included in its condensed consolidated financial statements from the date of acquisition. Historically, acquisitions have been made at prices above the fair value of identifiable net assets, resulting in goodwill. Acquisition costs were $2,253,000 in the third quarter of 2025 and $3,498,000 in the nine months ended September 27, 2025 and are included in selling, general and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income.
On July 9, 2025, the Company acquired all the outstanding equity securities of Babbini S.p.A and G.P.S. Engineering S.r.l (collectively, Babbini), two Italy-based companies specializing in industrial dewatering and engineered power transmission solutions, for $16,483,000, net of cash acquired. The fair value of assets acquired totaled $35,470,000, including cash of $4,863,000, inventory of $13,825,000, property, plant, and equipment of $5,355,000, and intangible assets of $5,278,000. The fair value of liabilities assumed was $14,124,000, including customer deposits of $3,857,000 and accounts payable of $2,954,000. Babbini is part of the Company's Industrial Processing segment. The Company funded the acquisition through borrowings under its revolving credit facility.
See Note 11, Subsequent Events, for details on the Company's acquisition that occurred on October 7, 2025.

3.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Income Attributable to Kadant	$27,722	$31,586	$77,944	$87,566

Basic Weighted Average Shares	11,777	11,745	11,771	11,737
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	25	35	19	26
Diluted Weighted Average Shares	11,802	11,780	11,790	11,763

Basic Earnings per Share	$2.35	$2.69	$6.62	$7.46

Diluted Earnings per Share	$2.35	$2.68	$6.61	$7.44

The effect of outstanding and unvested restricted stock units (RSUs) of the Company’s common stock totaling 5,000 shares in the third quarter of 2025, 5,000 shares in the third quarter of 2024, 19,000 in the first nine months of 2025 and 21,000 in the first nine months of 2024 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the respective reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $29,416,000 in the first nine months of 2025 and $31,810,000 in the first nine months of 2024.
The effective tax rate of 27% in the first nine months of 2025 was higher than the Company’s statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company’s worldwide earnings, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by a net tax benefit from the re-measurement of certain deferred income tax assets and liabilities due to the decrease to Germany's future statutory tax rate enacted in July 2025 and foreign tax credits.
The effective tax rate of 26% in the first nine months of 2024 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company's worldwide earnings, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by foreign tax credits.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Long-Term Obligations

Long-term obligations are as follows:

	September 27, 2025	December 28, 2024
(In thousands)
Revolving Credit Facility, due 2030	$248,075	$278,384
Senior Promissory Notes, due 2025 to 2028	6,660	6,660
Finance Leases, due 2025 to 2029	1,985	2,023
Other Borrowings, due 2025 to 2028	1,285	1,460
Total	258,005	288,527
Less: Current Maturities of Long-Term Obligations	(3,386)	(3,376)
Long-Term Obligations	$254,619	$285,151

See Note 8, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
On September 26, 2025, the Company entered into an eighth amendment and joinder (the Eighth Amendment) to its unsecured multi-currency revolving credit facility, originally dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). The Eighth Amendment, among other things, increased the Company's aggregate borrowing capacity from $400,000,000 to $750,000,000 and extended the maturity date from November 30, 2027 to September 26, 2030. In addition to the increased committed borrowing capacity, an uncommitted, unsecured incremental borrowing facility of $200,000,000 continues to be available under the Credit Agreement.
Interest on borrowings outstanding under the Credit Agreement accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, as defined, plus an applicable margin of 0.25% to 1.25%, or (ii) Eurocurrency Rate, Term SOFR, Term CORRA, AUD Rate, and RFR, as applicable and defined, plus an applicable margin of 1.25% to 2.25%. The margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $50,000,000, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. Additionally, the Credit Agreement requires the payment of a commitment fee payable in arrears on the available committed borrowing capacity under the Credit Agreement, which ranges from 0.150% to 0.350%.
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
During the third quarter of 2025, the Company borrowed approximately $21,000,000 of euro-denominated debt to finance the acquisition of Babbini. As of September 27, 2025, the outstanding balance under the Credit Agreement was $248,075,000, which included $101,075,000 of euro-denominated borrowings. The Company had $501,968,000 of available committed borrowing capacity as of September 27, 2025, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility. See Note 11, Subsequent Events, for the additional borrowings incurred under the Company's Credit Agreement in connection with its acquisition that occurred on October 7, 2025.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 4.48% as of September 27, 2025 and 5.27% as of December 28, 2024.
During the third quarter of 2025, the Company incurred $2,549,000 of debt issuance costs related to the Eighth Amendment. Unamortized debt issuance costs related to the Credit Agreement, included in other assets in the accompanying condensed consolidated balance sheet, were $3,199,000 at September 27, 2025 and $993,000 at December 28, 2024 and are being amortized to interest expense using the straight-line method.

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

Debt Compliance
As of September 27, 2025, the Company was in compliance with the covenants related to its debt obligations.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,696,000 in the third quarter of 2025, $2,627,000 in the third quarter of 2024, $8,516,000 in the first nine months of 2025 and $7,926,000 in the first nine months of 2024 within SG&A expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled $11,316,000 at September 27, 2025, which will be recognized over a weighted average period of 1.7 years.

Non-Employee Director RSUs
On May 14, 2025, the Company granted an aggregate of 2,635 RSUs to its non-employee directors with an aggregate grant date fair value of $850,000, of which 50% vested on June 1, 2025, 25% vested on the last day of the third fiscal quarter of 2025 and the remaining 25% will vest on the last day of the fourth fiscal quarter of 2025, subject to continued service as a director on the applicable vesting dates.

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
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Post-Retirement Benefit Liability Adjustments	Total
Balance at December 28, 2024	$(72,416)	$48	$(72,368)
Other comprehensive items before reclassifications	32,258	10	32,268
Reclassifications from AOCI	—	3	3
Net current period other comprehensive items	32,258	13	32,271
Balance at September 27, 2025	$(40,158)	$61	$(40,097)

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
•Level 3—Unobservable inputs based on the Company's own assumptions.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of September 27, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$31,129	$—	$—	$31,129
Banker's acceptance drafts (b)	$—	$8,861	$—	$8,861
Liabilities:
Contingent consideration (c)	$—	$—	$1,766	$1,766

	Fair Value as of December 28, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$21,248	$—	$—	$21,248
Banker's acceptance drafts (b)	$—	$5,299	$—	$5,299
Liabilities:
Forward currency-exchange contracts (d)	$—	$39	$—	$39
Contingent consideration (c)	$—	$—	$1,678	$1,678
(a)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
(b)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(c)Included in other long-term liabilities in the accompanying condensed consolidated balance sheet.
(d)Included in other current liabilities at December 28, 2024 in the accompanying condensed consolidated balance sheet.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2025. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
In connection with the acquisition of a technology company in August 2024, the Company assumed contingent consideration with an estimated fair value of $1,785,000, measured at the date of acquisition. The contingent consideration is payable upon the achievement of certain revenue performance targets earned between June 30, 2025 and June 30, 2027. The maximum future value of the contingent consideration subject to payment is approximately $11,445,000, calculated using the foreign currency spot rate at September 27, 2025.
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
The following table provides a rollforward of the change in the fair value of the contingent consideration as determined by Level 3 inputs during the first nine months of 2025:

(In thousands)	Total
Balance at December 28, 2024	$1,678
Currency translation	88
Balance at September 27, 2025	$1,766
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	September 27, 2025		December 28, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$248,075	$248,075	$278,384	$278,384
Senior promissory notes	6,660	6,709	6,660	6,511
Other	1,285	1,285	1,460	1,460
	$256,020	$256,069	$286,504	$286,355
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

9.    Business Segment Information

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber, and optimize industrial steam boiler efficiency for use in the packaging, paper, tissue, wood products and food processing industries, among others. The Company's primary products include fiber processing systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers, custom-engineered knife systems, industrial boiler cleaning technologies, and continuous dewatering equipment. In addition, the Company provides industrial automation and digitization solutions to process industries.
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
The following tables present financial information for the Company's reportable segments:

Three Months Ended September 27, 2025
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$94,839	$106,393	$70,335	$271,567
Cost of revenue	45,657	59,964	43,285	148,906
Gross Profit	49,182	46,429	27,050	122,661
Gross Profit Margin	51.9%	43.6%	38.5%	45.2%
Operating Expenses:
Selling expenses	14,470	10,728	6,790	31,988
General and administrative expenses	9,512	9,625	4,505	23,642
Research and development expenses	1,460	1,861	598	3,919
Intangible asset amortization expense	1,386	2,600	2,700	6,686
Other segment items (a)	12	2,787	(76)	2,723
Segment Operating Income	$22,342	$18,828	$12,533	$53,703
Segment Operating Income Margin	23.6%	17.7%	17.8%
Corporate Expenses (b)				(11,087)
Interest Expense, Net				(2,716)
Other Expense, Net				(19)
Income Before Provision for Income Taxes				$39,881

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,935	$2,621	$1,142	$13	$5,711
Capital expenditures	$1,213	$783	$1,198	$—	$3,194

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended September 28, 2024
(In thousands)	Flow Control	Industrial Processing		Material Handling	Total
Revenue	$97,521	$110,696		$63,397	$271,614
Cost of revenue	46,984	62,011		41,180	150,175
Gross Profit	50,537	48,685		22,217	121,439
Gross Profit Margin	51.8%	44.0%	—%	35.0%	44.7%
Operating Expenses:
Selling expenses	13,757	10,377		6,079	30,213
General and administrative expenses	9,377	8,250		3,936	21,563
Research and development expenses	1,465	1,392		550	3,407
Intangible asset amortization expense	1,765	2,786		2,847	7,398
Other segment items (a)	(108)	(89)		12	(185)
Segment Operating Income	$24,281	$25,969		$8,793	$59,043
Segment Operating Income Margin	24.9%	23.5%		13.9%
Corporate Expenses (b)					(10,056)
Interest Expense, Net					(5,109)
Other Expense, Net					(16)
Income Before Provision for Income Taxes					$43,862

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,845	$2,418	$1,102	$12	$5,377
Capital expenditures	$1,894	$1,209	$1,074	$8	$4,185

Nine Months Ended September 27, 2025
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$283,227	$291,854	$190,963	$766,044
Cost of revenue	133,114	165,106	117,791	416,011
Gross Profit	150,113	126,748	73,172	350,033
Gross Profit Margin	53.0%	43.4%	38.3%	45.7%
Operating Expenses:
Selling expenses	43,727	31,756	20,083	95,566
General and administrative expenses	28,348	27,184	13,384	68,916
Research and development expenses	4,141	5,291	1,734	11,166
Intangible asset amortization expense	4,289	7,414	8,217	19,920
Other segment items (a)	71	3,957	(253)	3,775
Segment Operating Income	$69,537	$51,146	$30,007	$150,690
Segment Operating Income Margin	24.6%	17.5%	15.7%
Corporate Expenses (b)				(33,111)
Interest Expense, Net				(8,920)
Other Expense, Net				(52)
Income Before Provision for Income Taxes				$108,607

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$5,588	$7,436	$3,499	$36	$16,559
Capital expenditures	$4,102	$3,703	$3,190	$3	$10,998

Nine Months Ended September 28, 2024
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$276,493	$331,310	$187,551	$795,354
Cost of revenue	130,352	191,062	119,652	441,066
Gross Profit	146,141	140,248	67,899	354,288
Gross Profit Margin	52.9%	42.3%	36.2%	44.5%
Operating Expenses:
Selling expenses	41,016	31,143	18,531	90,690
General and administrative expenses	27,051	25,796	12,175	65,022
Research and development expenses	4,434	4,480	1,705	10,619
Intangible asset amortization expense	3,522	8,346	9,385	21,253
Other segment items (a)	597	423	581	1,601
Segment Operating Income	$69,521	$70,060	$25,522	$165,103
Segment Operating Income Margin	25.1%	21.1%	13.6%
Corporate Expenses (b)				(30,788)
Interest Expense, Net				(14,000)
Other Expense, Net				(48)
Income Before Provision for Income Taxes				$120,267

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$4,921	$7,112	$3,183	$36	$15,252
Capital expenditures	$5,729	$5,943	$3,737	$21	$15,430

	September 27, 2025	December 28, 2024
(In thousands)
Total Assets (d)
Flow Control	$460,436	$431,536
Industrial Processing	610,483	569,817
Material Handling	426,267	411,178
Corporate (e)	35,048	17,814
	$1,532,234	$1,430,345
(a)Primarily includes acquisition costs, indemnification asset provisions and reversals associated with uncertain tax positions, and certain gains and losses.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $8,046,000 at September 27, 2025 and $7,952,000 at December 28, 2024 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

11.    Subsequent Events

Acquisition
On October 7, 2025, the Company acquired Clyde Industries Holdings, Inc. and its subsidiaries (Clyde Industries) pursuant to a securities purchase agreement for $175,000,000 in cash, subject to customary adjustments. Clyde Industries is a manufacturer of highly engineered boiler efficiency and cleaning system technologies, with revenue of approximately $92,000,000 for its fiscal year ended February 28, 2025. Clyde Industries is headquartered in Atlanta, Georgia, with operations in Brazil, China, Indonesia, Canada, Finland, Columbia and India and has approximately 400 employees worldwide. Clyde Industries is part of the Company's Industrial Processing segment. As a result of the acquisition, the Company expects to expand its product sales into new markets by leveraging Clyde Industries' existing presence.
The Company has not yet completed its preliminary assessment of the fair value of the assets acquired and liabilities assumed in this acquisition, including the valuation of intangible assets and goodwill, due to the proximity of the acquisition to the issuance of these condensed consolidated financial statements. Accordingly and as permitted by ASC 805, Business Combinations, the Company is unable to provide further disclosures, including the allocation of the purchase price for this acquisition at this time.

Borrowings Under the Credit Agreement
In October 2025, the Company borrowed $170,000,000 under its existing revolving credit facility, pursuant to the terms of the Credit Agreement, to fund the Clyde Industries acquisition.

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
Our financial results are presented in three reportable segments consisting of our Flow Control segment, Industrial Processing segment, and Material Handling segment. We have aggregated our operating segments into reportable segments where they contained similar products and economic characteristics, and shared similar types of customers, and production and distribution methods. Our Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration operating segments and our Industrial Processing segment consists of our wood processing and fiber processing operating segments. A description of each reportable segment is as follows:
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
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard, process timber, and optimize industrial steam boiler efficiency for use in the packaging, paper, tissue, wood products, and food processing industries, among others. Our primary products include fiber processing systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers, custom engineered knife systems, industrial boiler cleaning technologies, and continuous dewatering equipment. In addition, we provide industrial automation and digitization solutions to process industries.
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
See Note 9, Business Segment Information, in the accompanying condensed consolidated financial statements for financial information on our reportable segments.

KADANT INC.

Industry and Business Overview
Our consolidated bookings increased 3% to $763.9 million in the first nine months of 2025 compared to the first nine months of 2024, driven by increased demand for our parts and consumables products. Demand for our capital equipment products was flat compared to the first nine months of 2024 as market uncertainty has impacted our customers' capital investment decisions. This uncertainty was driven by escalating tariff rates on U.S. imports and exports impacting manufacturers’ input costs. Although certain country-specific tariffs have since been clarified, ongoing trade negotiations continue to impact the market. This evolving trade environment has resulted in longer quote-to-order conversion times for capital orders, with some customers delaying projects into 2026. While customers continue to invest in maintenance and mission-critical equipment, those with discretion over project timing are deferring capital expenditures pending greater clarity regarding input costs and broader economic conditions. This impact is more pronounced in our Industrial Processing segment, where average capital order values are significantly higher than in our other segments. In response, our operations teams continue to evaluate our exposure to both existing and proposed tariffs and develop and implement mitigation measures.
From a geographic perspective, the volatility in tariff rates have contributed to market uncertainty in North America, leading to cautious spending by manufacturers. In Europe, cost pressures and ongoing economic uncertainty related to trade tensions and geopolitical risks continue to impact market activity. In China, although government-led initiatives seek to stimulate domestic demand and manufacturing activity, escalating trade tensions with the United States are generally expected to have a negative impact.
Overall, we anticipate sequentially stronger bookings in the fourth quarter of 2025 and comparatively higher bookings for the full year 2025 compared to 2024, especially in our Industrial Processing segment. We see long-term strength in our end markets as customers continue to rely on our products to enhance productivity through more efficient production processes. In addition, we anticipate growth opportunities resulting from both proposed and enacted legislation in the United States and internationally that is designed to stimulate investment.
An overview of our business by reportable segment is as follows:
•Flow Control – Our Flow Control segment bookings increased 3% in the first nine months of 2025 compared to the first nine months of 2024. This increase was primarily driven by strong demand for our parts and consumables products, especially in North America, partially offset by weaker demand for our capital equipment products in most regions. While quote activity related to capital projects remains strong, there have been delays in the timing for securing orders as customers remain cautious regarding their capital spending decisions. In certain European markets, excess production capacity and declining demand have resulted in the closure of several mills, which has adversely affected demand for our capital equipment products. We expect demand in this segment to remain stable for the remainder of the year.
•Industrial Processing – Our Industrial Processing segment bookings increased 3% in the first nine months of 2025 compared to the first nine months of 2024, with strong performance at our wood processing product line, largely offset by weaker results in our fiber processing product line. Within our wood processing product line, capital equipment bookings increased 88% compared to the first nine months of 2024, primarily driven by demand from the engineered wood industry in North America, where customers select our products for their ability to maximize wood fiber utilization. Despite these positive results, overall demand for our capital equipment in the wood processing product line was constrained by uncertain market conditions. While quote activity for large capital projects remains active, tariff-related uncertainty has led to a lengthening in quote-to-order times as customers await improved market conditions, with some customers in Europe delaying capital orders into early 2026. Capital bookings at our fiber processing product line decreased 40% compared to the first nine months of 2024 due to constrained capital spending related to macroeconomic conditions. These conditions have led to the deferral of capital orders to the fourth quarter of 2025 and into 2026. Tariff-related uncertainty has had a greater impact in this segment due to the higher average capital order value and our customers’ ability to delay the timing of large capital projects. Despite this, demand for our aftermarket parts in our Industrial Processing segment has remained strong as customers prioritize maintenance spending. We expect steady demand for our aftermarket parts to continue for the remainder of 2025. In addition, we anticipate a strengthening in demand for our capital equipment in this segment in the fourth quarter of 2025, supported by the expected receipt of several orders currently in the pipeline.
•Material Handling – Our Material Handling segment bookings increased 4% in the first nine months of 2025 compared to the first nine months of 2024, due to increased demand for our capital equipment products at our conveying and vibratory business. This increase was driven by underground mineral mining projects where customers placed substantial equipment orders to meet their operational requirements. Our baling business experienced weaker demand for our capital equipment products in Europe where market conditions remain constrained, driven by a decline in used paper prices, uncertainty related to tariffs, and concerns over borrowing costs, all of which impact the timing of

KADANT INC.

capital orders. However, the baling business has seen steady demand for its aftermarket parts as customers shift their near-term spending from larger capital projects to smaller aftermarket maintenance and replacement purchases. We expect demand in the Material Handling segment to remain stable for the remainder of 2025.
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
On July 9, 2025, we acquired Babbini S.p.A and G.P.S. Engineering S.r.l (collectively, Babbini), two Italy-based companies specializing in industrial dewatering and engineered power transmission solutions, for approximately $16.5 million, net of cash acquired. On October 7, 2025, we acquired Clyde Industries Holdings, Inc. and its subsidiaries (Clyde Industries), a manufacturer of highly engineered boiler efficiency and cleaning system technologies, pursuant to a securities purchase agreement for $175.0 million in cash, subject to customary adjustments. Babbini and Clyde Industries are part of our Industrial Processing segment. See Note 2, Acquisition, and Note 11, Subsequent Events, in the accompanying condensed consolidated financial statements for further details.

Results of Operations

Third Quarter 2025 Compared With Third Quarter 2024

Revenue
The following table presents the change in revenue by segment between the third quarters of 2025 and 2024, and those changes excluding the effect of acquisitions and foreign currency translation which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its

KADANT INC.

performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by reportable segment in the third quarters of 2025 and 2024 is as follows:

	Three Months Ended		Increase (Decrease)		Acquisition	Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	September 27, 2025	September 28, 2024		% Change			Increase (Decrease)	% Change
Flow Control	$94,839	$97,521	$(2,682)	(3)%	$—	$2,014	$(4,696)	(5)%
Industrial Processing	106,393	110,696	(4,303)	(4)%	5,930	969	(11,202)	(10)%
Material Handling	70,335	63,397	6,938	11%	—	1,193	5,745	9%
Consolidated	$271,567	$271,614	$(47)	—%	$5,930	$4,176	$(10,153)	(4)%

Consolidated revenue was $271.6 million in both the third quarters of 2025 and 2024. Organic revenue decreased 4% primarily due to weak demand for our capital equipment products, especially at our Industrial Processing segment, as market uncertainty continued to impact our customers’ decision-making process. This market uncertainty was fueled by escalating tariff rates on U.S. imports and exports impacting manufacturers' input costs. While quote activity remains high, customers are more cautious regarding the timing of their capital expenditures, leading to a delay in securing orders. Demand for our parts and consumables products has remained strong, and notably, we had record parts and consumables revenue of $188.4 million in the third quarter of 2025.
Revenue at our Flow Control segment decreased 3% in the third quarter of 2025 driven by weaker demand for our capital equipment products in most regions. Ongoing mill closures and production curtailments along with merger activity have contributed to weak market conditions in the pulp and paper industry. Demand for our parts and consumables products has been stable with aftermarket parts revenue increasing 3% compared to the third quarter of 2024.
Revenue at our Industrial Processing segment decreased 4% in the third quarter of 2025. Organic revenue decreased 10% in the third quarter of 2025 compared to the 2024 period, primarily driven by comparatively weaker demand for our capital equipment products at our fiber processing and wood processing businesses in the 2025 period. Ongoing market uncertainty in both North America and Europe has resulted in a lengthening of quote-to-order times as customers await improved market conditions, causing some capital equipment orders to be delayed. Despite this, demand for our aftermarket parts has remained steady as customers focus their spending on critical parts and maintenance, resulting in a 4% increase in parts and consumables revenue in the third quarter of 2025 compared to 2024.
Revenue at our Material Handling segment increased 11% to a record $70.3 million in the third quarter of 2025 primarily due to strong performance at our baling businesses. Our European baling business had a 31% increase in revenue in the third quarter of 2025 driven by market demand for waste reduction and recycling products.

Gross Profit Margin
Gross profit margin by reportable segment in the third quarters of 2025 and 2024 is as follows:

	Three Months Ended		Basis Point Change
	September 27, 2025	September 28, 2024
Flow Control	51.9%	51.8%	10	bps
Industrial Processing	43.6%	44.0%	(40)	bps
Material Handling	38.5%	35.0%	350	bps
Consolidated	45.2%	44.7%	50	bps

Consolidated gross profit margin increased to 45.2% in the third quarter of 2025 from 44.7% in the third quarter of 2024 due to an increase in the proportion of higher-margin parts and consumables revenue, which increased to 69% of consolidated revenue in the third quarter of 2025 compared to 65% in the prior year period. Gross profit margin included amortization expense related to acquired profit in inventory of $0.5 million in the third quarter of 2025, which lowered gross profit margin by 0.1 percentage points compared to expense of $1.2 million, which lowered gross profit margin by 0.5 percentage points in the 2024 period.

KADANT INC.

Within our reportable segments, gross profit margin:
•Increased to 51.9% at our Flow Control segment from 51.8% in the 2024 period primarily due to an increase in the proportion of higher-margin parts and consumables revenue in 2025 and the inclusion of $0.7 million of amortization expense related to acquired profit in inventory, which lowered gross profit margin in 2024 by 0.8 percentage points. These increases were partially offset by lower margins achieved on our capital equipment products.
•Decreased to 43.6% at our Industrial Processing segment from 44.0% in the 2024 period due to lower margins achieved on our capital equipment products, partially offset by an increase in the proportion of higher-margin parts and consumables revenue in 2025.
•Increased to 38.5% at our Material Handling segment from 35.0% in the 2024 period due to higher margins achieved on our parts and consumables products.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by reportable segment and Corporate in the third quarters of 2025 and 2024 are as follows:

	Three Months Ended
(In thousands, except percentages)	September 27, 2025	September 28, 2024	Increase	% Change
Flow Control	$25,380	$24,791	$589	2%
Industrial Processing	25,453	21,324	4,129	19%
Material Handling	13,919	12,874	1,045	8%
Corporate	11,087	10,054	1,033	10%
Consolidated	$75,839	$69,043	$6,796	10%
Consolidated as a Percentage of Revenue	27.9%	25.4%

Consolidated SG&A expenses increased $6.8 million, or 10%, in the third quarter of 2025 compared to the third quarter of 2024 primarily due to higher compensation-related costs, an increase of $1.3 million in acquisition-related costs, and the inclusion of $0.7 million of SG&A expenses from an acquisition. In addition, the weakening of the U.S. dollar resulted in a $1.4 million increase in SG&A expenses, including a $1.2 million unfavorable effect of foreign currency translation and a $0.2 million shift from foreign currency gains in the 2024 period to losses in the 2025 period.
Within our reportable segments and Corporate, SG&A expenses:
•Increased $0.6 million at our Flow Control segment principally due to the impact of the weakening of the U.S. dollar, which resulted in a $1.0 million increase in SG&A expenses, including $0.7 million from the unfavorable effect of foreign currency translation and $0.3 million from a shift from foreign currency gains in the 2024 period to losses in the 2025 period. These increases were partially offset by a decrease of $0.5 million in acquisition-related costs.
•Increased $4.1 million at our Industrial Processing segment principally due to increases of $2.1 million in acquisition costs, $0.7 million of SG&A expenses from an acquisition, and $0.5 million in bad debt expense.
•Increased $1.0 million at our Material Handling segment principally due to higher compensation expense, partially offset by a decrease of $0.3 million in acquisition-related costs.
•Increased $1.0 million at Corporate primarily due to a $1.2 million increase in compensation-related costs.

Interest Expense
Interest expense decreased to $3.1 million in the third quarter of 2025 from $5.5 million in the third quarter of 2024 due to decreased borrowings under our revolving credit facility and a lower weighted-average interest rate. We expect interest expense will increase significantly during the fourth quarter of 2025 as a result of the $170.0 million borrowed in October 2025 to fund our Clyde Industries acquisition.

KADANT INC.

Provision for Income Taxes
Provision for income taxes decreased to $11.8 million in the third quarter of 2025 from $12.0 million in the third quarter of 2024.
The effective tax rate of 30% in the third quarter of 2025 was higher than our statutory rate of 21% primarily due to an increase in unrecognized tax benefits, the distribution of our worldwide earnings, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by a net tax benefit from the re-measurement of certain deferred income tax assets and liabilities due to the decrease to Germany's future statutory tax rate enacted in July 2025 and foreign tax credits.
The effective tax rate of 27% in the third quarter of 2024 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, nondeductible expenses, the cost of repatriating the earnings of certain foreign subsidiaries, and tax expenses associated with Global Intangible Low-Taxed Income provisions. These items were offset in part by foreign tax credits.

Net Income
Net income decreased to $28.1 million in the third quarter of 2025 from $31.9 million in the third quarter of 2024 primarily due to a $6.4 million decrease in operating income, offset in part by a $2.4 million decrease in interest expense and a $0.2 million decrease in provision for income taxes (see discussions above for further details).

First Nine Months 2025 Compared With First Nine Months 2024

Revenue
The following table presents changes in revenue and organic revenue by segment between the first nine months of 2025 and 2024. Organic revenue is a non-GAAP measure as defined above in the results of operations for the third quarter of 2025 compared with the third quarter of 2024.
Revenue by segment in the first nine months of 2025 and 2024 is as follows:

	Nine Months Ended				Acquisitions	Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	September 27, 2025	September 28, 2024	Increase (Decrease)	% Change			Increase (Decrease)	% Change
Flow Control	$283,227	$276,493	$6,734	2%	$8,216	$266	$(1,748)	(1)%
Industrial Processing	291,854	331,310	(39,456)	(12)%	5,930	(1,409)	(43,977)	(13)%
Material Handling	190,963	187,551	3,412	2%	611	1,664	1,137	1%
Consolidated	$766,044	$795,354	$(29,310)	(4)%	$14,757	$521	$(44,588)	(6)%

Consolidated revenue decreased 4% to $766.0 million in the first nine months of 2025, while organic revenue decreased 6% primarily due to weaker demand for our capital equipment products, especially at our Industrial Processing segment. The volatility of the tariff rates on imports to the United States originally proposed in early 2025 and then subsequently modified, led to a significant slowdown in the timing of securing large capital orders. As a result, capital revenue decreased 23% in the first nine months of 2025 compared to 2024. From a geographic perspective, organic revenue was impacted by softening demand across all regions due to weak macroeconomic conditions fueled by trade tensions and geopolitical issues. While customers delayed large capital expenditures, the demand for our parts and consumables was steady, resulting in a 3% increase in parts and consumables revenue compared to the first nine months of 2024.
Revenue at our Flow Control segment increased 2% in the first nine months of 2025. Organic revenue decreased 1% in the first nine months of 2025 due to lower demand for our capital equipment products, especially in North America, as a result of challenging market conditions. This decrease was partially offset by higher demand for parts and consumables products with strength in North America offsetting weaker market conditions in Europe.
Revenue at our Industrial Processing segment decreased 12% in the first nine months of 2025. Organic revenue decreased 13% in the first nine months of 2025 largely due to reduced demand for our capital equipment products at our wood processing businesses. While there is active quote activity for large capital projects, tariff-related uncertainty has increased the time for securing orders with certain orders being delayed to the fourth quarter of 2025 or into 2026. Capital revenue also decreased at our fiber processing businesses in the first nine months of 2025 across all regions, especially in China where trade tensions were further compounded by sluggish economic conditions resulting in more cautious capital spending. Given the

KADANT INC.

delay in committing to major capital expenditures, many customers focused their spending on critical parts and maintenance. As a result, there was solid demand for our parts and consumables products in this segment, with a 4% increase in aftermarket parts revenue in the first nine months of 2025 compared to the first nine months of 2024.
Revenue at our Material Handling segment increased 2%, led by higher demand at our baling businesses for both capital equipment and parts and consumables products. This increase was partially offset by weaker demand for our capital equipment products at our conveying and vibratory business in North America driven by the tariff-related market uncertainty, which tempered demand and delayed the execution of capital projects.

Gross Profit Margin
Gross profit margin by segment in the first nine months of 2025 and 2024 is as follows:

	Nine Months Ended		Basis Point Change
	September 27, 2025	September 28, 2024
Flow Control	53.0%	52.9%	10	bps
Industrial Processing	43.4%	42.3%	110	bps
Material Handling	38.3%	36.2%	210	bps
Consolidated	45.7%	44.5%	120	bps

Consolidated gross profit margin increased to 45.7% in the first nine months of 2025 from 44.5% in the first nine months of 2024 due to an increase in the proportion of higher-margin parts and consumables revenue, which increased to 72% of consolidated revenue in the first nine months of 2025 compared to 65% in in the first nine months of 2024. Gross profit margin included amortization expense related to acquired profit in inventory of $0.5 million, which lowered gross profit margin by 0.1 percentage points in the first nine months of 2025 compared to expense of $4.1 million, which lowered gross profit margin by 0.6 percentage points in the 2024 period.
Within our reportable segments, gross profit margin:
•Increased to 53.0% at our Flow Control segment from 52.9% in the 2024 period primarily due to an increase in the proportion of higher-margin parts and consumables revenue in 2025 and the inclusion of $1.0 million of amortization expense related to acquired profit in inventory in the 2024 period, which decreased gross profit margin in 2024 by 0.3 percentage points.
•Increased to 43.4% at our Industrial Processing segment from 42.3% in the 2024 period due to an increase in the proportion of higher-margin parts and consumables revenue in 2025 and a decrease in amortization expense related to acquired profit in inventory in the first nine months of 2025 compared to the 2024 period. These increases were partially offset by lower margins achieved on our capital equipment products.
•Increased to 38.3% at our Material Handling segment from 36.2% in the 2024 period due to higher margins achieved on our capital equipment products in 2025 and, to a lesser extent, the inclusion of $1.0 million of amortization expense related to acquired profit in inventory in the 2024 period, which decreased gross profit margin in 2024 by 0.6 percentage points.

Selling, General, and Administrative Expenses
SG&A expenses by reportable segment and Corporate in the first nine months of 2025 and 2024 are as follows:

	Nine Months Ended
(In thousands, except percentages)	September 27, 2025	September 28, 2024	Increase	% Change
Flow Control	$76,435	$72,186	$4,249	6%
Industrial Processing	70,024	65,708	4,316	7%
Material Handling	41,431	40,672	759	2%
Corporate	33,111	30,786	2,325	8%
Consolidated	$221,001	$209,352	$11,649	6%
Consolidated as a Percentage of Revenue	28.8%	26.3%

Consolidated SG&A expenses as a percentage of revenue increased to 28.8% in the first nine months of 2025 compared with 26.3% in the first nine months of 2024 due in part to the comparatively lower revenue in 2025. Consolidated

KADANT INC.

SG&A expenses increased $11.6 million, or 6%, primarily due to the inclusion of $6.2 million of SG&A expenses from acquisitions and higher compensation-related costs. In addition, the weakening of the U.S. dollar resulted in a $1.9 million increase in SG&A expenses, including a $1.4 million shift from foreign currency gains in the 2024 period to losses in the 2025 period, and $0.5 million from the unfavorable effect of foreign currency translation.
Within our reportable segments and Corporate, SG&A expenses:
•Increased $4.2 million at our Flow Control segment principally due to the inclusion of $4.5 million of SG&A expenses from acquisitions and a $1.3 million increase in SG&A expense due to the unfavorable impact of foreign currency, including a $1.0 million shift from foreign currency gains in the 2024 period to losses in the 2025 period. These increases were partially offset by a decrease of $0.9 million in acquisition-related costs.
•Increased $4.3 million at our Industrial Processing segment due to an increase of $2.6 million of acquisition costs, $0.7 million of SG&A expenses from an acquisition, and a $0.3 million increase in SG&A expense due to the unfavorable impact of foreign currency.
•Increased $0.8 million at our Material Handling segment principally due to an increase of $1.0 million of SG&A expenses from acquisitions, higher compensation-related costs, and a $0.3 million unfavorable effect of foreign currency. These increases were partially offset by a decrease of $2.2 million in acquisition-related costs.
•Increased $2.3 million at Corporate due to a $1.9 million increase in compensation expense and a $1.1 million increase in insurance expense, offset by a decrease in legal costs primarily due to an intellectual property settlement.

Interest Expense
Interest expense decreased to $10.2 million in the first nine months of 2025 from $15.4 million in the first nine months of 2024 due to a lower weighted-average interest rate and, to a lesser extent, decreased borrowings under our revolving credit facility.

Provision for Income Taxes
Provision for income taxes decreased to $29.4 million in the first nine months of 2025 from $31.8 million in the first nine months of 2024.
The effective tax rate of 27% in the first nine months of 2025 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by a net tax benefit from the re-measurement of certain deferred income tax assets and liabilities due to the decrease to Germany's future statutory rate enacted in July 2025 and foreign tax credits.
The effective tax rate of 26% in the first nine months of 2024 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by foreign tax credits.

Net Income
Net income decreased to $79.2 million in the first nine months of 2025 from $88.5 million in the first nine months of 2024 primarily due to a $16.7 million decrease in operating income, offset in part by a $5.1 million decrease in interest expense and a $2.4 million decrease in provision for income taxes (see discussions above for further details).

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

KADANT INC.

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
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin from net income attributable to Kadant is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Income Attributable to Kadant	$27,722	$31,586	$77,944	$87,566
Net Income Attributable to Noncontrolling Interests	393	312	1,247	891
Provision for Income Taxes	11,766	11,964	29,416	31,810
Interest Expense, Net	2,716	5,109	8,920	14,000
Other Expense, Net	19	16	52	48
Operating Income	42,616	48,987	117,579	134,315
Acquisition Costs	2,253	469	3,498	2,533
Acquired Profit in Inventory Amortization (a)	465	1,205	500	4,065
Acquired Backlog Amortization (b)	165	687	746	2,181
Other Costs	287	—	287	—
Indemnification Asset (Provision) Reversal (c)	—	(175)	(29)	(151)
Adjusted Operating Income (non-GAAP measure)	45,786	51,173	122,581	142,943
Depreciation and Amortization	12,232	12,088	35,733	34,324
Adjusted EBITDA (non-GAAP measure)	$58,018	$63,261	$158,314	$177,267
Adjusted EBITDA Margin (non-GAAP measure)	21.4%	23.3%	20.7%	22.3%

(a) Represents amortization expense within cost of revenue associated with acquired profit in inventory.
(b) Represents intangible amortization expense associated with acquired backlog.
(c) Represents the provision for or reversal of indemnification assets related to the establishment or release of tax reserves associated with uncertain tax positions.
A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cash Provided by Operating Activities	$47,252	$52,478	$110,569	$103,375
Capital Expenditures	(3,194)	(4,185)	(10,998)	(15,430)
Free Cash Flow (non-GAAP measure)	$44,058	$48,293	$99,571	$87,945

Liquidity and Capital Resources

Consolidated working capital was $307.4 million at September 27, 2025, compared with $250.8 million at December 28, 2024. Cash and cash equivalents were $124.5 million at September 27, 2025, compared with $94.7 million at December 28, 2024, which included cash and cash equivalents held by our foreign subsidiaries of $86.3 million at September 27, 2025 and $73.8 million at December 28, 2024.

KADANT INC.

Cash Flow
Cash flow information in the first nine months of 2025 and 2024 is as follows:

	Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024
Net Cash Provided by Operating Activities	$110,569	$103,375
Net Cash Used in Investing Activities	(26,227)	(315,871)
Net Cash (Used in) Provided by Financing Activities	(59,302)	196,774
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	5,927	(997)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$30,967	$(16,719)
Operating Activities
Cash provided by operating activities increased to $110.6 million in the first nine months of 2025 from $103.4 million in the first nine months of 2024 due in large part to the increase in cash received from customer deposits. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
Significant operating cash outflows associated with working capital in the nine months of 2025 related to inventory, other liabilities, and accounts receivable. Purchases of inventory used cash of $12.9 million and other liabilities used cash of $10.4 million, primarily related to incentive compensation payments. In addition, an increase in accounts receivable used cash of $7.7 million due to timing of shipments. These uses of cash were offset in part by cash received from customer deposits of $7.2 million due to the timing of capital equipment orders and cash received from contract assets of $8.9 million related to contracts accounted for on an over time basis.
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

Investing Activities
Cash used in investing activities was $26.2 million in the first nine months of 2025, compared with $315.9 million in the first nine months of 2024. Cash used in investing activities in the first nine months of 2025 included consideration paid for an acquisition, net of cash acquired, of $16.5 million and capital expenditures of $11.0 million. Cash used in investing activities in the first nine months of 2024 included consideration paid for acquisitions, net of cash acquired, of $302.0 million and capital expenditures of $15.4 million.

Financing Activities
Cash used in financing activities was $59.3 million in the nine months of 2025, compared with cash provided by financing activities of $196.8 million in the first nine months of 2024. Borrowings under our revolving credit facility, which were primarily used to fund our 2025 and 2024 acquisitions, were $29.0 million in 2025 compared to $305.2 million in 2024. Repayments of short- and long-term obligations were $69.4 million in 2025 and $91.4 million in 2024. Cash dividends paid to stockholders were $11.8 million in 2025 and $10.9 million in 2024. In addition, taxes paid related to the vesting of equity awards were $6.1 million in 2025 and $5.9 million in 2024.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $5.9 million increase in cash, cash equivalents, and restricted cash in the first nine months of 2025 related to exchange rates was primarily attributable to the weakening of the U.S. dollar against the euro and, to a lesser extent, the Swedish krona, and the Canadian dollar. The $1.0 million decrease in cash, cash equivalents, and restricted cash in the first nine months of 2024 was primarily attributable to the strengthening of the U.S. dollar against the Mexican peso and, to a lesser extent, the Brazilian real and the Canadian dollar.

KADANT INC.

Borrowing Capacity and Debt Obligations
On September 26, 2025, we entered into an eighth amendment and joinder (the Eighth Amendment) to our unsecured multi-currency revolving credit facility originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement). The Eighth Amendment, among other things, increased our aggregate borrowing capacity from $400.0 million to $750.0 million and extended the maturity date from November 30, 2027 to September 26, 2030. In addition to the increased committed borrowing capacity, an uncommitted, unsecured incremental borrowing facility of $200.0 million continues to be available under the Credit Agreement. In the first nine months of 2025, we borrowed $29.0 million under our revolving credit facility, the majority of which was used to fund our acquisition of Babbini.
As of September 27, 2025, our outstanding balance under the Credit Agreement was $248.1 million, which included $101.1 million of euro-denominated borrowings, and we had $502.0 million of available committed borrowing capacity, in addition to a $200.0 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25. As of September 27, 2025, our leverage ratio was 0.94 and we were in compliance with our debt covenants.
In October 2025, we borrowed $170.0 million under our revolving credit facility to fund the acquisition of Clyde Industries. Borrowings under our revolving credit facility bear variable rates of interest and adjust frequently based on prevailing market rates and the terms of our Credit Agreement. The interest rate related to this debt was approximately 5.4% at the time of the borrowing. Following this acquisition, we had available committed borrowing capacity of $332.0 million under the revolving credit facility, in addition to the uncommitted, unsecured incremental borrowing facility of $200.0 million.
See Note 5, Long-Term Obligations and Note 11, Subsequent Events, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 15, 2025, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 15, 2025 to May 15, 2026. We did not repurchase any shares of our common stock under this authorization or our previous $50.0 million authorization that expired on May 16, 2025.
We paid cash dividends of $11.8 million in the first nine months of 2025. On September 4, 2025, we declared a quarterly cash dividend of $0.34 per share totaling $4.0 million that will be paid on November 6, 2025. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $10.0 to $12.0 million during the remainder of 2025 for property, plant, and equipment.
As of September 27, 2025, we had approximately $137.7 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $74.3 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first nine months of 2025, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $2.0 million.
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

KADANT INC.

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

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2025. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of September 27, 2025, our Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
Management's assessment of the effectiveness of internal control over financial reporting includes internal controls over financial reporting systems and internal processes at Key Knife, Inc., KWS Manufacturing Company, Ltd. and Dynamic Sealing Technologies LLC, which were excluded from management's assessment in 2024. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Changes in government policies, political unrest, economic sanctions, trade embargoes, or other adverse trade regulations can negatively impact our business. Non-U.S. markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. For example, we operate businesses in Mexico and Canada and benefit from the United States-Mexico-Canada Agreement (USMCA). If the United States were to withdraw from or materially modify the USMCA or impose significant tariffs or taxes on goods imported into the United States, the cost of our products

KADANT INC.

could significantly increase or no longer be priced competitively, which in turn could have a material adverse effect on our business and results of operations.
Since February 2025, the Trump administration has relied on the International Emergency Economic Powers Act (IEEPA) to impose a series of tariffs on U.S. trading partners. In February 2025, the Trump administration imposed a 25% tariff on Canada and Mexico for non-USMCA originating goods, and a 20% tariff on China (the trafficking tariffs). As of October 29, 2025, the trafficking tariffs on Canada, Mexico, and China are 35%, 25% and 20%, respectively.
In addition, on April 2, 2025, President Trump announced a 10% "baseline" tariff on all U.S. trading partners effective April 5, 2025 and higher, country-specific reciprocal tariffs on 57 countries (the reciprocal tariffs). The reciprocal tariffs do not apply to Canada, Mexico and a few other countries. Although the Trump administration subsequently paused the country-specific reciprocal tariffs for all countries except China, President Trump issued an executive order on July 31, 2025 imposing new country-specific reciprocal tariffs ranging from 10-41% on 69 countries, effective August 7, 2025. Several countries, including the United Kingdom and the European Union, have reached trade agreements with the United States that include reductions in the country-specific reciprocal tariffs and other commitments. Negotiations with numerous other countries continue.
On November 1, 2025, President Trump announced the United States and China reached a framework agreement that will result in the suspension of the country-specific reciprocal tariff on China until November 10, 2026, and reduce the trafficking tariff on China from 20% to 10%, effective November 10, 2025. China will remain subject to a reciprocal tariff of 10%.
Our business has been negatively affected by these tariffs and may be negatively affected in the future by this quickly evolving tariff situation and the economic uncertainty created thereby.
Our business is also affected by various product or sector-specific tariffs that the United States imposes on trading partners. Certain products imported from China, including pulp and paper machinery, are subject to tariffs imposed by the Office of the United States Trade Representative, pursuant to Section 301 of the Trade Act of 1974. The tariffs on pulp and paper machinery are set at 25%. In addition, the U.S. Department of Commerce has imposed tariffs of 50% on numerous categories of steel and aluminum products, under Section 232 of the Trade Expansion Act of 1962, and has expanded these tariffs to include certain derivative steel and aluminum products. On July 30, 2025, President Trump announced the results of a Section 232 investigation on copper, imposing a 50% tariff on imports of semi-finished copper and copper derivatives, effective August 1, 2025. We import products that are impacted by these tariffs. While we try to mitigate the impact of the existing and other proposed tariffs by the Trump administration through pricing and sourcing strategies, we cannot be certain how our customers and competitors will react to the actions we take. The tariffs have and could in the future negatively affect our ability to compete against competitors who do not manufacture in China and/or are not subject to the tariffs.
The United States has tightened trade sanctions targeting countries like China and Russia. For example, since 2018 the United States has imposed various trade and economic sanctions targeting certain persons in Russia and certain types of business with Russia. The United States has continued to expand export control restrictions applicable to certain Chinese firms and continued its assessment of new controls for "emerging foundational technologies," escalating U.S.-China tension concerning technology. Moreover, tensions between the United States and China have increased and future actions by the United States or Chinese governments may impact our operations in and imports from China, as well as sales to and from China. In response, Russia and China have begun considering and, in some cases, implementing trade sanctions that could affect U.S.-owned businesses. The imposition of trade sanctions has and may in the future continue to make it generally more difficult to do business in Russia and China and cause delays or prevent shipment of products or services performed by our personnel, or to receive payment for products or services.
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

KADANT INC.

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

Item 5 – Other Information
Insider Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 27, 2025.

Item 6 – Exhibits

Exhibit Number	Description of Exhibit

2.1	Securities Purchase Agreement dated as of October 7, 2025, by and among Clyde Industries Holdings, Inc., Clyde Industries Holdings, L.P., and Kadant Inc. (1)

10.1
Eighth Amendment and Joinder to Amended and Restated Credit Agreement dated as of September 26, 2025, among the Registrant, as Borrower, the Subsidiary Guarantors party thereto, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K [File No. 001-11406] filed with the Commission on October 2, 2025 and incorporated in this document by reference).

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

(1)
Certain portions of this exhibit are considered confidential and have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted portions to the U.S. Securities and Exchange Commission upon request.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: November 5, 2025	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)