Form 10-K
period 2026-01-03
KADANT INC
filed 2026-03-03
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of June 28, 2025 (based on the closing price per share as reported on the New York Stock Exchange on the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $3,652,564,000. For purposes of the immediately preceding sentence, the term "affiliate" consists of each director and executive officer of the Registrant.
As of February 20, 2026, the Registrant had 11,789,023 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.
Annual Report on Form 10-K
for the Fiscal Year Ended January 3, 2026

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
Unless otherwise noted, references to 2025, 2024, and 2023 in this Annual Report on Form 10-K are to our fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.

Description of Our Business
We are a global supplier of technologies and engineered systems that drive Sustainable Industrial Processing®. Our products and services play an integral role in enhancing efficiency, optimizing energy utilization, and maximizing productivity in process industries while helping our customers advance their sustainability initiatives with products that reduce waste or generate more yield with fewer inputs, particularly fiber, energy, and water. Producing more while consuming less is a core aspect of Sustainable Industrial Processing and a major element of the strategic focus of our three reportable segments: Flow Control, Industrial Processing, and Material Handling.
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
We expect that a significant driver of our long-term growth will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We have completed acquisitions in each of our three reportable segments in recent years and continue to pursue acquisition opportunities.
On July 9, 2025, we acquired all the outstanding equity securities of Babbini S.p.A and G.P.S. Engineering S.r.l (collectively, Babbini), two Italy-based companies specializing in industrial dewatering and engineered power transmission solutions, for approximately $16.5 million, net of cash acquired. On October 7, 2025, we acquired all the outstanding equity securities of Clyde Industries Holdings, Inc. and its subsidiaries (collectively, Clyde Industries), a manufacturer of highly engineered boiler efficiency and cleaning system technologies for $173.7 million, net of cash acquired. Babbini and Clyde Industries are both part of our Industrial Processing segment.
On January 29, 2026, we entered into a definitive agreement to acquire the shares of voestalpine BÖHLER Profil GmbH & Co KG and voestalpine BÖHLER Profil VerwaltungsGmbH (collectively, voestalpine BÖHLER Profil), a global supplier of tailor-made special profiles with complex geometries and high-performance industrial knives for approximately 157.0 million euros in cash, subject to certain customary adjustments. The closing of this acquisition is subject to receipt of certain Austrian regulatory approvals and the satisfaction of customary closing conditions. Upon closing, voestalpine BÖHLER Profil will become part of our Industrial Processing segment and its name will change to Kadant Profil GmbH & Co KG.

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

Flow Control Segment
Through our Flow Control segment, we provide custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, paper and tissue, food, energy, defense and numerous other industrial sectors. The Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration product lines.

Fluid-Handling
We develop, manufacture and market fluid-handling systems, equipment and integrated technologies used in industrial piping systems to compensate for movement and to efficiently transfer fluid, power, and data. Our products are used primarily in the production of fiber-based packaging, energy, food, metals, chemicals, and in factory automation. Our principal fluid-handling systems and equipment include:

–
Rotary joints: Our rotary sealing devices, used with rotating shafts, allow the transfer of pressurized fluid from a stationary source into and out of rotating or oscillating machinery for heating, cooling, or the transfer of fluid, power and data.

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

Doctoring, Cleaning, & Filtration
We develop, manufacture, and market a wide range of doctoring, cleaning, and filtration systems and related parts and consumables that continuously clean rolls to keep paper machines and other industrial processes running efficiently. Doctoring and cleaning systems are also used in other process industries such as building materials, carbon fiber, textiles, food, and metals. Our principal doctoring, cleaning, and filtration products include:

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

Industrial Processing Segment
Through our Industrial Processing segment, we provide equipment, machinery, and technologies used to recycle paper and paperboard, process timber and optimize industrial steam boiler efficiency for use in the packaging, paper, tissue, wood products, and food processing industries, among others. In addition, we provide industrial automation and digitization solutions to process industries. The Industrial Processing segment consists of our wood processing and fiber processing product lines.

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
Fiber Processing
We develop, manufacture, and market custom-engineered systems, equipment, and monitoring and simulation solutions for pulping, de-inking, screening, cleaning, and refining primarily recycled fiber for preparation for entry into the paper machine, and recausticizing and evaporation equipment and systems used in the production of virgin pulp. Our principal fiber processing products include:

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

–
Boiler cleaning technologies: Our highly-engineered boiler cleaning systems and technologies are used in recovery and power boilers in cellulose pulp-making processes to maximize boiler equipment reliability and minimize operational costs.

–
Single- and double-screw presses: Our continuous mechanical screw presses are used to remove water and other liquids from sugar beet pulp, cellulose pulp, and a variety of other agro-industrial products used in food, paper, rendering, and other industrial applications.

Kadant Inc.

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
Conveying and Vibratory Equipment
We develop, manufacture, and market conveying and vibratory equipment, systems, and integrated technologies to various process industries, including mining, aggregates, food processing, packaging, and paper. Our principal conveying and vibratory products include:

–	Vibratory equipment: feeders, screens, and flow aides utilized in the feeding of rugged and non-rugged materials as well as in mixing, blending, and packaging of fragile materials with speed and precision.

–
Conveying equipment: transport idlers, power terminal units, electric controls, and predictive wireless monitoring solutions used to transport bulk materials in harsh above- and below-ground mining environments; and screw conveyors and feeders, slide gates, and bucket elevators used for material handling operations in the agricultural, food, chemical, and paper industries, among others.

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
Approximately 50% in 2025 and 2024 and 53% in 2023 of our consolidated revenue was to customers outside the United States, principally in Europe, Asia and Canada.

Backlog
Our backlog of firm orders by reportable segment is as follows:

(In millions)	January 3, 2026	December 28, 2024
Flow Control	$80.5	$82.3
Industrial Processing	162.5	121.9
Material Handling	45.2	53.2
	$288.2	$257.4
We anticipate that the majority of the backlog at our fiscal year-end 2025 will be shipped within 12 months. Some of our capital orders can be canceled by the customer upon payment of a cancellation fee.

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
Our research and development expenses were $15.3 million in 2025, $14.3 million in 2024, and $13.6 million in 2023.

Kadant Inc.

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
Raw Materials
The primary raw materials used by our businesses are: Flow Control segment – steel, stainless steel, ductile iron, brass, bronze, aluminum, and elastomers; Industrial Processing segment – steel and stainless steel; and Material Handling segment – steel, aluminum, and composites. These raw materials are generally purchased and available through a number of suppliers. The raw material used in the manufacture of our fiber-based granules is a by-product of paper production that we obtain from select paper mills. If these mills were unable or unwilling to supply us with sufficient fiber, we would be forced to find one or more alternative suppliers for this raw material. To date, our raw materials have generally been available to meet our current needs.

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

Flow Control Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2026 to 2043, related to fluid handling and doctoring, cleaning, and filtration equipment. From time to time, we enter into licenses with other companies for products that serve the pulp, papermaking, converting, and paper recycling industries.

Industrial Processing Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2026 to 2043, related to fiber processing and wood processing systems and equipment.

Material Handling Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2026 to 2041, related to various aspects of conveyor belt systems and conveying apparatus, and baling equipment. We license one of our two significant product brand names, Link-Belt®, from a third party pursuant to a trademark

Kadant Inc.

license agreement. Approximately 17% of our Material Handling segment revenue in 2025 was generated by sales of conveying equipment under the Link-Belt® name. Under the terms of the license agreement, we have a worldwide, exclusive, royalty-free, perpetual license to use the Link-Belt® trademark in connection with such products.
We also currently hold several U.S. patents, expiring on various dates ranging from 2026 to 2034, related to various aspects of the processing of fiber-based granules and the use of these materials in home lawn, professional turf and ornamental applications, and for oil and grease absorption.

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

Human Capital Resources
At Kadant, our culture is based on responsible and safe practices, supported by an engaged and empowered workforce. We believe that our employees are the core of our business, and we devote significant time and resources to their training and development. For more information, please reference our Corporate Sustainability Report (CSR), which is available at kadant.com. We are not including the information contained in the CSR as part of this report, nor are we incorporating the information in the CSR into this Annual Report on Form 10-K by reference.

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
As of January 3, 2026, we had approximately 3,900 full-time employees worldwide. Of our full-time employees, approximately 50% were in North America, 30% were in Europe and 15% were in Asia. Other than certain of our Canadian employees and typical works councils outside of the U.S., none of our employees are represented by labor unions or covered by a collective bargaining agreement.
Our management team places significant focus and attention on matters concerning our human capital, particularly capability development and succession planning. Accordingly, we regularly review talent development and succession plans for each of our functions and operating segments, to identify and develop a pipeline of talent to maintain business operations. We

Kadant Inc.

have numerous programs to attract and retain our talent, including leadership and executive development programs, as well as technical and other training. We partner with vocational schools, community colleges, universities and associations to promote future careers in manufacturing through training and apprenticeship programs. We also have a well-established performance management and talent development process in which managers provide regular feedback and coaching to develop employees.

Compensation and Benefits
As part of these efforts, we strive to offer competitive compensation and benefits programs. Our compensation and benefits program is designed to attract and retain talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We offer comprehensive, locally relevant benefits to all eligible employees, which include, among other benefits:

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

Information about our Executive Officers
The following table summarizes certain information concerning our executive officers as of February 20, 2026:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
Jeffrey L. Powell	67	President and Chief Executive Officer (2009)
Michael J. McKenney	64	Executive Vice President and Chief Financial Officer (2002)
Stacy D. Krause	49	Senior Vice President, General Counsel, and Secretary (2018)
Dara F. Mitchell	57	Senior Vice President, Corporate Development (2021)
Deborah S. Selwood	57	Senior Vice President and Chief Accounting Officer (2015)
Michael C. Colwell	60	Senior Vice President (2019)
Peter J. Flynn	75	Senior Vice President (2019)
Thomas Andrew Blanchard	67	Vice President (2021)
Fredrik H. Westerhout	61	Vice President (2021)
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

Kadant Inc.

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

Kadant Inc.

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
We manufacture capital equipment and systems used in process industries, including the paper, fluid handling, wood processing and material handling industries. Approximately 29% of our revenue in 2025 was from the sale of capital equipment to be used in process industries. The demand for capital equipment is variable and depends on a number of factors, including consumer demand for end products, existing manufacturing capacity, the level of capital spending by our customers and economic conditions. As a consequence, our bookings and revenues for capital projects tend to be variable and hard to predict. It is especially difficult to accurately forecast our operating results during periods of economic uncertainty. Our customers curtail their capital and operating spending during periods of economic uncertainty and are cautious about resuming spending as market conditions improve. Levels of consumer spending on non-durable goods, demand for food and beverage packaging, and demand for new housing and remodeling are all factors that affect paper and wood processing companies' demand for our products. Expansion of bulk material handling capacity and infrastructure spending are factors that affect demand for material handling equipment. Reductions in demand levels in any of these areas can negatively impact our business. As companies in our customers' industries consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity additions or expansion projects. Capacity growth and investment can be uneven and our customers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, our customers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production.
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
The OSB market is highly concentrated and there are a limited number of OSB manufacturers. As a percentage of our Industrial Processing segment revenues, the two largest OSB customers together accounted for 12% in 2025, 13% in 2024, and 10% in 2023. The loss of one or more of these OSB customers to a competitor could adversely affect our revenues and profitability. In addition, the market for building products is highly competitive. Products that compete with OSB include other wood panel products and substitutes for wood building products, such as nonfiber-based alternatives. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to OSB products. Changes in component prices, such as energy, chemicals, wood-based fibers, and nonfiber alternatives can change the competitive position of OSB relative to other available alternatives and could increase substitution. Our customers' OSB production can be adversely affected by lower-cost producers of other wood panel products and substitutes for wood building products. Lower demand for OSB products or a decline in the profitability of one or more of our customers could result in a reduction in spending on capital equipment or the shutdown or closure of an OSB mill, which could have a material adverse effect on our financial performance.

Our Wood Processing product line can be materially impacted by changes to the global timber supply.
Changes in the environment that affect natural resources such as timber may have significant effects on the sales of wood processing equipment by our Industrial Processing segment. Approximately 22% of our revenue in 2025 was from our Wood Processing product line. Changes in the environment, like wildfires and damage from pests such as the mountain pine beetle, have affected tracts of land in Western Canada that could have otherwise been logged by the forestry industry. Reduction in availability of timber can result in decreased logging activity, mill closures, and lower operating rates at mills, as well as reduced capital expenditures. A reduction in capital expenditures by mills would likely lead to a decrease in demand for new wood processing equipment, which would in turn affect demand for parts, as our wood processing customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mills and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for wood processing products, adverse economic conditions for our wood processing customers may make it more difficult for us to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital.

Kadant Inc.

The development and increasing use of digital media has had, and will continue to have, an adverse impact on our Flow Control and Industrial Processing segments.
Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, particularly in North America and Europe, a trend which is expected to continue. Approximately 4% of our revenue in 2025 was from customers producing newsprint and printing and writing grades of paper. Significant declines in the production of printing and writing paper grades have also led to a drop in the construction of recycled tissue mills, as those mills use printing and writing grades of waste paper as their fiber source. The increased use of digital media has had, and will continue to have, an adverse effect on demand for our products in those markets.

Our Material Handling segment can be materially impacted by cyclical economic conditions affecting the global mining industry.
Changes in economic conditions affecting the global mining industry can occur abruptly and unpredictably, which may have significant effects on the sale of equipment by our businesses in our Material Handling segment. Approximately 4% of our consolidated revenue in 2025 was from this segment's mining customers. Cyclicality for original equipment sales is driven primarily by price volatility of the commodities that are mined using our equipment, including coal, salt, aggregates, potash, copper, iron ore and trona, or their substitutes, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation, increased regulation and competition affecting demand for commodities, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by our customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by our customers are likely to lead to a decrease in demand for new mining equipment, and may result in a decrease in demand for parts as our customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mines and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for our products, adverse economic conditions for our customers may make it more difficult for us to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital. As a result of this cyclicality in the global mining industry, our businesses in this segment may experience significant fluctuations in their results of operations and financial condition, and we expect our businesses to continue to be subject to these fluctuations in the future.

A portion of our Material Handling segment is dependent on continued demand for coal, which is subject to economic and environmental risks.
Approximately 2% and 1% of our Material Handling segment's 2025 revenue came from its thermal and metallurgical coal-mining customers, respectively, which represented in aggregate less than 1% of our consolidated revenue. Many of these customers supply coal for the generation of electricity and/or steel production. Demand for electricity and steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost-effective form of electricity generation continues to take place throughout the world and coal-fired electricity generation faces intense price competition from other energy sources, particularly natural gas. In addition, coal combustion typically generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations, international agreements or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for electricity and steel, demand for coal will decline. Reduced demand for coal could result in reduced demand for SMH’s mining equipment and could adversely affect our overall business, financial condition and results of operations.

Failure of our information systems, breaches of data security, and cybersecurity incidents could have a material adverse impact on our business, results of operations, and financial condition.
We operate a geographically dispersed business and rely on the electronic storage and transmission of proprietary and confidential information, including technical and financial information, among our operations, customers, suppliers, and other third-party business partners. We also rely on information technology (IT), including IT services from third parties, in certain of our solutions, products, and services for customers as well as our enterprise infrastructure. Despite our security measures and internal controls, our IT infrastructure has been subject to cybersecurity incidents and may in the future be vulnerable to unauthorized access or attacks by nation states, hackers or cyber criminals; disruptions or service outages caused by errors in or compromise of software updates provided by third-party IT vendors; unauthorized access due to employee error or malfeasance; or other disruptions, such as business email compromises, phishing or other social engineering tactics, fraud, or

Kadant Inc.

other cybersecurity incidents. Our systems have been and may in the future be compromised by malware (including ransomware), denial-of-service attacks, cyberattacks, and other events, ranging from widespread, non-targeted, global cyber threats to targeted advanced persistent threats. These cybersecurity threats and incidents, which also may apply to our third-party business partners, could be indicators of an increased risk to our products, solutions, services, manufacturing, and IT infrastructure. The integration of newly acquired businesses also increases the risk that we are subject to a cybersecurity incident. Recent global cyberattacks and service outages have been caused by the compromise of software updates to widely used software products, including some products that we use, which increases the risk that vulnerabilities or malicious content could be inserted into, or unauthorized access gained to, our products or IT infrastructure. While we seek to improve the security attributes of our products, solutions, services, and IT infrastructure, we cannot eliminate risk or ensure that we will not be harmed by cyberattacks or disruptions.
In some global cyberattacks, malware has been spread from one party to another via network connections that the parties had previously authorized. Our business uses IT resources on a dispersed, global basis for a wide variety of functions including development, engineering, manufacturing, sales, accounting, and human resources. Our third-party business partners, employees, and customers have access to, and share, information across multiple locations via various digital technologies. In addition, we rely on third-party business partners for a wide range of outsourced activities, including cloud providers, as part of our internal IT infrastructure and our commercial offerings. Secure connectivity is important to these ongoing operations. To a significant extent, the security of systems to which we connect depends on how such systems are designed, installed, protected, configured, updated and monitored, some of which is outside of our control. Also, our third-party business partners frequently have access to our confidential information as well as confidential information about our customers, employees, and others. In addition, we have been, and may in the future be, prevented from accessing our data or systems in the event of a ransomware or other cybersecurity incident involving our IT systems or those of our third-party business partners or other third parties in our supply chain. Cybersecurity incidents have caused and may in the future cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation, regardless of whether we pay the ransom amount. We design our security architecture to reduce the risk that a compromise of our third-party business partners’ infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business.
We monitor and manage various information systems that exist within our global operations and periodically upgrade or implement new enterprise resource planning software at our business operations. As we implement and add functionality, problems could arise that we have not foreseen. We have experienced cybersecurity threats and cybersecurity incidents that have impacted our ability to conduct our business operations. In the future, system failures, network disruptions, and cybersecurity incidents may materially adversely affect our ability to conduct our business operations, including our ability to communicate and transact business with our customers and suppliers; result in the loss or misuse of information, including credit card numbers or other personal information, the loss of business or customers, or damage to our brand or reputation; or interrupt or delay reporting of our financial results. Such system failures or unauthorized access could be caused by external theft or attack, misconduct or human error by our employees, third-party business partners, competitors, or natural disasters.
In addition, the cost and operational consequences of implementing further cybersecurity and data protection measures, such as to comply with local cybersecurity and privacy laws such as the European Union's General Data Protection Regulation, or various similar foreign or U.S. federal and state laws, could be significant.
The current cyber threat environment indicates increased risk for all companies. Like other global companies, we have experienced cybersecurity threats and incidents, although we do not currently believe that any such incidents have been material or had a material adverse effect on our business, results of operations or financial condition. Our information security efforts include programs designed to address cybersecurity governance, product security, identification and protection of critical assets, insider risk, third-party risk, and cyber defense operations. We believe these measures reduce, but cannot eliminate, the risk of an information security or cybersecurity incident. Any significant cybersecurity incidents could have an adverse impact on sales and operations, harm our reputation, subject us to litigation and government investigations, and cause us to incur legal liability and increased costs to address such events and related cybersecurity concerns.

It may be difficult for us to implement our strategies for improving internal growth.
Some of the markets in which we compete are mature and have relatively low growth rates. We pursue a number of strategies to improve our internal growth, including:

–	strengthening our presence in selected geographic markets, including emerging markets and existing markets where we see opportunities;
–	focusing on parts and consumables sales;
–	using low-cost manufacturing bases, such as China, India and Mexico;
–	allocating research and development funding to products with higher growth prospects;
–	developing new applications for our technologies;

Kadant Inc.

–	combining sales and marketing operations in appropriate markets to compete more effectively;
–	finding new markets for our products and expanding into different verticals or process industries;
–	continuing to develop cross-selling opportunities for our products and services to take advantage of our depth of product offerings; and
–	corporate efficiency programs, such as Lean manufacturing and the "80/20" rule (Pareto Principle).
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

Kadant Inc.

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
We derive a significant portion of our revenue and earnings from our international operations and are subject to income and other taxes in the United States and numerous foreign jurisdictions. Changes in U.S. and foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. A number of factors may cause our effective tax rate to fluctuate, including: changes in tax rates in various jurisdictions; unanticipated changes in the amount of profit in jurisdictions in which the statutory tax rates may be higher or lower than the U.S. tax rate; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions; and changes in available tax credits or our ability to utilize foreign tax credits. Any of these factors could cause us to experience an effective tax rate significantly different from that of prior periods or current expectations, which could have an adverse effect on our results of operations or cash flows.
In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD also released model rules introducing a new 15% global minimum tax for large multinational corporations with an annual global revenue exceeding 750.0 million euros (Pillar Two Rules). Many countries, including the member states of the European Union, have implemented legislation adopting the Pillar Two Rules, with effective dates which began in 2024 and beyond. While the full impact of these regulations remains uncertain, compliance with Pillar Two Rules may lead to new reporting requirements and negatively impact our provision for income taxes, net income and cash flows.

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
Investors, customers and other stakeholders may be focused on the climate-related performance of companies they invest in. As part of our commitment to sustainability, we have set and may in the future set sustainability goals, particularly related to greenhouse gas emissions reductions. There is a risk that we may not be able to meet the goals that we set and strive to meet. If we have not responded in a satisfactory manner and demonstrated our commitment to addressing climate change, investors and customers' willingness to invest in, spend money with and otherwise provide capital to us may also be impacted.

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

Kadant Inc.

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

–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages;
–	political and/or civil unrest may disrupt commercial activities of ours or our customers;
–	fluctuations in foreign currency exchange rates and foreign interest rates beyond our control;
–	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments;
–	competition, especially in China, has increased as new companies enter the market and existing competitors expand their product lines and manufacturing operations;
–	the protection of intellectual property in foreign countries may be more difficult to enforce; and
–	any continuing effects on cross border trade and labor, and political and regulatory volatility.
Operating globally subjects us to various risks that may adversely affect our results of operations in the future.

Policies of the Chinese government may negatively impact our business.
We operate significant manufacturing facilities in China. In 2025, our sales to China were $62.6 million, or 6%, of our revenue. Our Chinese manufacturing facilities provide low-cost sourcing to many of our subsidiaries. Changes in the policies of the Chinese government, devaluation of the Chinese currency, restrictions on the repatriation of cash, political unrest, unstable economic conditions, retaliatory tariffs, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions, could negatively impact our business and operating results. Policies of the Chinese government to target slower economic growth may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects. The United States has restricted and may further restrict investment in certain companies with ties to the Chinese government; if such restrictions are expanded, or if investment was otherwise restricted, our business would be negatively affected.
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

Kadant Inc.

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
Orders from customers in China, particularly for large fiber processing systems that have been tailored to a customer's specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government or can be impacted by the availability of credit and more restrictive monetary policies. We generally do not record bookings for signed contracts from customers in China for large fiber processing systems until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if a contract is canceled prior to the receipt of a down payment if we have commenced engineering or other work associated with the contract or we may not be able to retain a down payment. We typically have inventory awaiting shipment to customers and could incur a loss if contracts are canceled and we cannot re-sell the equipment. In addition, we may experience a loss if the contract is canceled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract, which could represent a significant portion of the total order. As a result of these factors, our revenue recognized in China has varied, and will in the future vary from period to period and be difficult to predict.

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
In 2025, the Trump Administration imposed a series of tariffs against U.S. trading partners pursuant to the International Emergency Economic Powers Act (IEEPA). On February 20, 2026, the Supreme Court ruled these tariffs unlawful

Kadant Inc.

but did not address potential refunds for tariffs paid under IEEPA. The Trump Administration immediately imposed new global tariffs pursuant to Section 122 of the Trade Act of 1974, which allows for tariffs of up to 15% for a period of up to 150 days. Our business has been negatively affected by the IEEPA tariffs and may be negatively affected in the future by this quickly evolving tariff situation and the economic uncertainty created thereby.
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
Additionally, the military conflict between Russia and Ukraine and the global response to it has and may in the future adversely impact our revenues, gross margins and financial results. The United States, the European Union, and many other countries have imposed sanctions on Russia, individuals in Russia and Russian businesses, including several large banks. In 2025, our sales to Russia were minimal at $1.9 million. As a result of the international sanctions regime in place against Russia, it has become extremely difficult to sell any of our equipment or services into Russia. Any proposed sales into Russia are evaluated on a case-by-case basis, taking into account the risks related to the sale, the costs associated with ensuring compliance with applicable sanctions and the likelihood of receiving payment from either party's banks. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty has and could continue to have in the future a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from these new challenges. The conflict between Russia and Ukraine, as well as other conflicts such as those in the Middle East, may also have the effect of heightening other risks disclosed in this Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransomware attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including any fuel surcharges in response to rising fuel costs; the energy crisis resulting from the Russia-Ukraine conflict, particularly in Europe; our ability to implement and execute our business strategy; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Such restrictions have and may in the future continue to have a material adverse impact on our business and operating results.

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

Kadant Inc.

obtain necessary permits and licenses could result in criminal, civil and administrative penalties and could have an adverse effect on our results of operations.

We are subject to risks and costs associated with environmental laws and regulations.
The manufacturing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to manage the use, transportation, emissions, discharge, storage, recycling, or disposal of hazardous materials could lead to increased costs or regulatory penalties, fines and legal liability. Our ability to expand, modify or operate our manufacturing facilities in the future may be impeded by environmental regulations, such as air quality, wastewater requirements, and energy supply and use restrictions. The Chinese government has pledged to tackle the country's hazardous smog and improve air quality conditions, which has prompted authorities to impose strict pollution control measures when certain pollution levels are detected and ahead of high-profile events. Regulators have in the past and may in the future temporarily restrict the operations of our manufacturing facilities in a particular geographic location as a result of attempts to control pollution levels, or energy supply or use restrictions in China. Environmental laws and regulations, including with respect to emerging contaminants like per- and polyfluoroalkyl substances, commonly referred to as PFAS, could also require us to acquire pollution abatement or remediation equipment, modify product designs, or incur other expenses. New regulations promulgated in reaction to climate change could result in increased manufacturing costs associated with air pollution control or energy requirements, and increased or new monitoring, recordkeeping, and reporting of greenhouse gas (GHG) emissions and climate-related risks. For example, our commitment to the Science Based Targets initiative (SBTi), regulations in California, and the requirements of the Corporate Sustainability Reporting Directive in the European Union impose obligations to track and report GHG emissions and climate-related risks. Calculation of GHG emissions can involve uncertainty and lack precision because of the absence of reliable inputs or methods to perform such calculations. We also see the potential for higher energy costs driven by climate change regulations. Implementation of such new regulations could increase our costs or require us to modify our operations and negatively impact our business and results of operations.
Since 2020, we have set annual goals related to environmental, social and governance (ESG) issues. Some or all of our current or future ESG goals, including our proposed GHG emissions reduction targets under the SBTi, may be difficult to achieve and may be subject to factors beyond our reasonable control, including without limitation, actions of our customers and suppliers, technological advances with respect to replacing natural gas with renewable energy sources for industrial applications, and the availability of renewable energy sources for our facilities and applications. Failure to achieve our ESG goals could negatively impact our reputation, which could have an adverse impact on our overall business and stock price.

Environmental, health and mine safety laws and regulations impacting the mining industry may adversely affect demand for products manufactured by our Material Handling segment.
Our businesses in our Material Handling segment supply equipment to mining companies operating in major mining regions throughout the world. Our customers’ operations are subject to or affected by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental and mine safety laws. New environmental and health legislation or administrative regulations relating to mining or affecting demand for mined materials or more stringent interpretations of existing laws and regulations, may require our customers to significantly change or curtail their operations. The mining industry has also encountered increased scrutiny as it relates to safety regulations. New legislation or regulations and the high cost of compliance with such regulations relating to mine safety standards may induce customers to discontinue or limit their mining operations and may discourage companies from developing new mines or maintaining existing mines, which in turn could diminish demand for our products and services. As a result of these factors, demand for our mining equipment could be adversely affected by environmental and health regulations directly or indirectly impacting the mining industry. Any reduction in demand for our products as a result of environmental, health or mine safety regulations could have an adverse effect on our businesses in the Material Handling segment and our overall business, financial condition or results of operations.

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
Pursuant to the Credit Agreement, we have a borrowing capacity of $750.0 million with an uncommitted, unsecured incremental borrowing facility of $200.0 million with a maturity date of September 26, 2030. In 2018, we also issued $10.0 million in senior notes under our Multi-Currency Note Purchase and Private Shelf Agreement with PGIM Private Capital, a unit of PGIM, Inc., and affiliate of Prudential Financial, Inc. (Note Purchase Agreement). We may also in the future obtain

Kadant Inc.

additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:

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
Furthermore, our Credit Agreement requires that any amounts borrowed under the facility be repaid by the maturity date in 2030. If we are unable to roll over the amounts borrowed into a new credit facility and we do not have sufficient cash to repay our borrowings, we may default under the Credit Agreement. We may need to repatriate cash from our overseas operations, which may not be possible, to fund the repayment and we may be required to pay taxes on the repatriated amounts. Such repatriation would have an adverse effect on our effective tax rate and cash flows.

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
The location and general character of our principal properties are described below.
Flow Control Segment
We own approximately 1,013,000 square feet and lease approximately 383,000 square feet, under leases expiring on various dates ranging from 2026 to 2041, of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2050 to 2062. Our principal engineering and manufacturing facilities are located in:

Valinhos, Brazil	Guadalajara, Mexico	Anderson, South Carolina, United States
Wuxi, China	Weesp, The Netherlands	Andover, Minnesota, United States
Bury, England	Kamienna Gora, Poland	Auburn, Massachusetts, United States
Hückeswagen, Germany	Jönköping, Sweden	Three Rivers, Michigan, United States
Moers, Germany

Industrial Processing Segment
We own approximately 1,583,000 square feet and lease approximately 216,000 square feet, under leases expiring on various dates ranging from 2026 to 2032 of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our building under a long-term lease, which expires in 2071. In addition, in Sidney, British Columbia, Canada, we lease the land associated with our building under a long-term lease, which expires in 2032. Our principal engineering and manufacturing facilities are located in:

Mogi Guaçu, Brazil	Lohja, Finland	Atlanta, Georgia, United States
Sidney, British Columbia, Canada	Vantaa, Finland	Lebanon, Ohio, United States
Surrey, British Columbia, Canada	Vitry-le-François, France	Tualatin, Oregon, United States
Jining, China	Civitella di Romagna, Italy

Material Handling Segment
We own approximately 342,000 square feet and lease approximately 502,000 square feet, under leases expiring on various dates ranging from 2026 to 2034. Our principal manufacturing and office space is located in:

Alfreton, England	Burleson, Texas, United States	Green Bay, Wisconsin, United States
Georgsmarienhütte, Germany	Crown Point, Indiana, United States	Saltillo, Mississippi, United States

Corporate
We lease approximately 23,000 square feet in Westford, Massachusetts, United States, for our corporate headquarters under a lease that expires in 2036.

Item 3.    Legal Proceedings
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Kadant Inc.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock trades on the New York Stock Exchange under the symbol "KAI." The closing market price on the New York Stock Exchange for our common stock on February 20, 2026 was $339.91 per share.

Holders of Common Stock
As of February 20, 2026, we had 1,557 holders of record of our common stock. This does not include holdings in street or nominee name.

Issuer Purchases of Equity Securities
On May 15, 2025, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 15, 2025 to May 15, 2026. We have not repurchased any shares of our common stock under this authorization or under our previous $50.0 million authorization, which expired on May 16, 2025.

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

	1/2/2021	1/1/2022	12/31/2022	12/30/2023	12/28/2024	1/3/2026
Kadant Inc.	$100.00	$164.42	$127.56	$202.42	$254.38	$208.54
Russell 3000	100.00	125.66	101.53	127.88	158.32	185.47
Dow Jones U.S. Industrial Machinery TSM	100.00	124.35	108.54	138.61	153.90	171.86

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
A detailed discussion of the year-over-year results for 2024 compared with 2023 can be found in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC.

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

Industry and Business Overview
Our consolidated bookings increased 5% to a record $1.034 billion in 2025 compared to 2024, driven by strong demand for our parts and consumables products and contributions from our recent acquisitions. Demand for our capital equipment products in 2025 was consistent with the prior year, as market uncertainty impacted our customers' capital investment decisions. This uncertainty was driven by escalating tariff rates and economic policies impacting manufacturers’ operating costs. Persistent tariff uncertainty and ongoing trade negotiations continue to impact market conditions. This evolving trade environment has resulted in longer quote-to-order conversion times for capital orders. While customers continue to invest in maintenance and mission-critical equipment, those with discretion over project timing are deferring capital expenditures pending greater clarity regarding input costs and broader economic conditions. This impact is more pronounced in our Industrial Processing segment, where average capital order values are significantly higher than in our other segments.
From a geographic perspective, volatility in tariffs and trade policies has contributed to market uncertainty in North America, leading to cautious spending by manufacturers. In Europe, cost pressures and ongoing economic uncertainty related to trade tensions and geopolitical risks continue to impact market activity. In China, although government-led initiatives to stimulate domestic demand and manufacturing activity have been implemented, escalating trade tensions with the United States are generally expected to have a negative impact.
Overall, we anticipate higher bookings in 2026 compared to 2025, especially in our Industrial Processing segment where customer delays associated with pending orders from 2025 have resulted in a number of capital orders in the pipeline. We continue to see long-term strength in our end markets as customers rely on our products to enhance productivity through more efficient production processes. In addition, we anticipate growth opportunities resulting from both proposed and enacted legislation in the United States and internationally that is designed to stimulate investment.
An overview of our business by reportable segment is as follows:
•Flow Control – Our Flow Control segment bookings increased 4% in 2025 compared to 2024. This increase was primarily driven by strong demand for our parts and consumables products, especially in North America, partially offset by weaker demand for our capital equipment products in all regions. While quote activity related to capital projects remains strong, there have been delays in the timing for securing orders as customers remain cautious regarding their capital spending decisions. In certain European markets, excess production capacity and declining demand have resulted in the closure of several mills, adversely affecting demand for our capital equipment products. We expect steady demand in our Flow Control segment in 2026 and long-term strength in our end markets.

Kadant Inc.

•Industrial Processing – Our Industrial Processing segment bookings increased 6% in 2025 compared to 2024, while organic bookings remained flat as strong performance at our wood processing product line was offset by weaker results in our fiber processing product line. Within our wood processing product line, capital equipment bookings increased 66% in 2025 compared to 2024, primarily driven by demand from the engineered wood industry in North America, where customers select our products for their ability to maximize wood fiber utilization. Despite these positive results, overall demand for our capital equipment in the wood processing product line was constrained by uncertain market conditions. While quote activity for large capital projects remains active, economic and tariff-related uncertainty has led to a lengthening in quote-to-order times as customers await improved market conditions, with some customers delaying capital orders into 2026. Capital bookings at our fiber processing product line decreased 26% in 2025 compared to 2024 due to constrained capital spending related to macroeconomic conditions. These conditions have resulted in the deferral of capital orders into 2026. Tariff-related uncertainty has had a greater impact in this segment due to higher average capital order values and our customers’ ability to delay the timing of large capital projects. Despite these factors, demand for our aftermarket parts in our Industrial Processing segment has remained strong as customers prioritize maintenance spending. We expect steady demand for our aftermarket parts to continue in 2026. In addition, we anticipate a strengthening in demand for our capital equipment products in this segment in 2026, supported by the expected receipt of several large capital orders currently in the pipeline.
•Material Handling – Our Material Handling segment bookings increased 6% in 2025 compared to 2024, due to increased demand for our capital equipment products at our conveying and vibratory business. This increase was driven by underground mineral mining projects where customers placed substantial equipment orders to meet their operational requirements, partially offset by a decrease in demand for parts and consumables. In addition, there was higher demand at our baling business for both capital equipment and aftermarket products. In 2026, we expect steady demand for aftermarket parts and increased demand for capital equipment products in this segment.
Our global operations have been and continue to be impacted by complex market conditions fueled by tariff-related uncertainty, inflationary pressures, and geopolitical tensions. We expect our operating environment to continue to be challenging, resulting in continued uncertainty for 2026. However, we believe that the fundamentals of our business remain strong, supported by our solid market position in key product lines, experienced global operations teams, and the long-term strength of our end markets. For more information related to these challenges, and other factors impacting our business, please see Part I, Item 1A, "Risk Factors."

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

Global Trade
The United States has imposed tariffs in the past and more recently proposed and implemented new tariffs on certain countries and imports, which has and will continue to increase the cost of some of the parts and equipment we import. In addition, foreign countries have implemented and may in the future implement additional retaliatory tariffs in response to these actions by the United States, which have negatively impacted and may in the future negatively impact our operations. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Part I, Item 1A, "Risk Factors."

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
On July 9, 2025, we acquired Babbini S.p.A and G.P.S. Engineering S.r.l (collectively, Babbini), two Italy-based companies specializing in industrial dewatering and engineered power transmission solutions, for approximately $16.5 million, net of cash acquired. On October 7, 2025, we acquired Clyde Industries Holdings, Inc. and its subsidiaries (collectively, Clyde Industries), a manufacturer of highly engineered boiler efficiency and cleaning system technologies for $173.7 million, net of

Kadant Inc.

cash acquired. Babbini and Clyde Industries are part of our Industrial Processing segment. We funded these acquisitions primarily through borrowings under our revolving credit facility.
We expect several synergies in connection with the acquisitions, including expansion of product sales into new markets by leveraging our global sales network and relationships, as well as broadening our product portfolio, strengthening our position in the various markets served, and realizing the value of the acquired workforce.
On January 29, 2026, we entered into a definitive agreement to acquire the shares of voestalpine BÖHLER Profil GmbH & Co KG and voestalpine BÖHLER Profil VerwaltungsGmbH (collectively, voestalpine BÖHLER Profil), a global supplier of tailor-made special profiles with complex geometries and high-performance industrial knives, for approximately 157.0 million euros in cash, subject to certain customary adjustments. The closing of this acquisition is subject to receipt of certain Austrian regulatory approvals and the satisfaction of customary closing conditions, and will be financed primarily through borrowings under our revolving credit facility. Upon closing, voestalpine BÖHLER Profil will become part of our Industrial Processing segment and its name will change to Kadant Profil GmbH & Co KG.

Results of Operations

2025 Compared to 2024
Revenue
The following table presents changes in revenue by segment between 2025 and 2024, and those changes excluding the effect of acquisitions and foreign currency translation, which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
Revenue by reportable segment in 2025 and 2024 is as follows:

							(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	January 3, 2026	December 28, 2024	Increase (Decrease)	% Change	Acquisitions	Currency Translation	Increase (Decrease)	% Change
Flow Control	$382,866	$371,177	$11,689	3%	$8,215	$3,583	$(109)	—%
Industrial Processing	409,489	432,738	(23,249)	(5)%	27,836	$225	(51,310)	(12)%
Material Handling	259,893	249,469	10,424	4%	611	$3,190	6,623	3%
Consolidated	$1,052,248	$1,053,384	$(1,136)	—%	$36,662	$6,998	$(44,796)	(4)%

Consolidated revenue was consistent with 2024, while organic revenue decreased 4% primarily due to weaker demand for our capital equipment products, especially at our Industrial Processing segment. Uncertainty related to the cost of capital and global trade, together with volatile input costs, contributed to a significant slowdown in the timing of securing large capital orders. As a result, revenue from capital equipment products decreased 16% in 2025 compared to 2024. From a geographic perspective, organic revenue was impacted by softening demand across most regions due to weak macroeconomic conditions fueled by trade tensions and geopolitical issues. While customers delayed large capital expenditures, the demand for our parts and consumables products was strong and represented a record 71% of revenue in 2025.
Revenue at our Flow Control segment increased 3% in 2025, while organic revenue remained flat compared to 2024 due to lower demand for our capital equipment products, especially in North America, as a result of challenging market conditions. Ongoing mill closures, production curtailments, and merger activity have contributed to weak market conditions in the pulp and paper industry. This decrease was offset by higher demand for parts and consumables products, with strength in North America offsetting weaker market conditions in Europe.
Revenue at our Industrial Processing segment decreased 5% in 2025, and organic revenue decreased 12% due to reduced demand for our capital equipment products primarily at our wood processing businesses. This was driven by weak conditions in the housing market attributable to limited supply and affordability challenges. The weaker demand for lumber and elevated import costs drove mill closures and curtailments. While there is active quote activity for large capital projects, economic uncertainty has increased the time for securing orders with certain orders being delayed to 2026. Revenue from capital equipment products also decreased in 2025 at our fiber processing businesses across most regions, especially in China, where trade tensions were further compounded by sluggish economic conditions, resulting in more cautious capital spending. Given the delay in committing to major capital expenditures, many customers focused their spending on critical parts and maintenance. As a result, demand for our parts and consumables products in this segment remained strong, with an 11% increase in 2025 compared to 2024.

Kadant Inc.

Revenue at our Material Handling segment increased 4% in 2025, driven by higher demand at our baling businesses for both capital equipment and parts and consumables products, primarily attributable to our baling business in Europe, where public policies support higher recycling rates.

Gross Profit Margin
Gross profit margin by reportable segment in 2025 and 2024 is as follows:

	January 3, 2026	December 28, 2024	Basis Point Change
Flow Control	52.3%	52.5%	(20) bps
Industrial Processing	43.0%	41.8%	120 bps
Material Handling	38.1%	36.3%	180 bps
Consolidated	45.2%	44.3%	90 bps
Consolidated gross profit margin increased to 45.2% in 2025 from 44.3% in 2024 due to an increase in the proportion of higher-margin parts and consumables revenue, which increased to 71% of consolidated revenue in 2025 compared to 66% in 2024. Gross profit margin included amortization expense related to acquired profit in inventory of $1.5 million, which lowered gross profit margin by 0.2 percentage points in 2025, compared to expense of $5.2 million, which lowered gross profit margin by 0.4 percentage points in 2024.
Within our reportable segments, gross profit margin:
•Decreased to 52.3% at our Flow Control segment from 52.5% in 2024 due to lower margins achieved on our capital equipment products, which was partially offset by the inclusion of $2.0 million of amortization expense related to acquired profit in inventory in 2024, which decreased gross profit margin in 2024 by 0.5 percentage points.
•Increased to 43.0% at our Industrial Processing segment from 41.8% in 2024 due to an increase in the proportion of higher-margin parts and consumables revenue in 2025, partially offset by lower margins achieved on our capital equipment products.
•Increased to 38.1% at our Material Handling segment from 36.3% in 2024 due to higher margins achieved on our capital equipment products in 2025 and, to a lesser extent, the inclusion of $1.0 million of amortization expense related to acquired profit in inventory in the 2024 period, which decreased gross profit margin in 2024 by 0.5 percentage points.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by reportable segment and corporate in 2025 and 2024 are as follows:

(In thousands, except percentages)	January 3, 2026	December 28, 2024	Increase	% Change
Flow Control	$102,028	$96,693	$5,335	6%
Industrial Processing	99,687	87,816	11,871	14%
Material Handling	55,639	54,355	1,284	2%
Corporate	44,509	41,056	3,453	8%
Consolidated	$301,863	$279,920	$21,943	8%
Consolidated as a Percentage of Revenue	28.7%	26.6%
Consolidated SG&A expenses increased $21.9 million, or 8%, in 2025 compared to 2024 primarily due to the inclusion of $13.2 million of SG&A expenses from acquisitions and higher compensation-related costs. In addition, the weakening of the U.S. dollar resulted in a $4.4 million increase in SG&A expenses, including $2.2 million from the unfavorable effect of foreign currency translation and a $2.2 million shift from foreign currency gains in the 2024 period to losses in the 2025 period.
Within our reportable segments and corporate, SG&A expenses:
•Increased $5.3 million at our Flow Control segment principally due to the inclusion of $4.5 million of SG&A expenses from acquisitions and the impact of the weakening of the U.S. dollar, which resulted in a $2.6 million increase in SG&A expenses, including $1.4 million from the unfavorable effect of foreign currency translation and a $1.2 million shift from foreign currency gains in the 2024 period to losses in the 2025 period. These increases were partially offset by a decrease of $1.4 million in acquisition-related costs.

Kadant Inc.

•Increased $11.9 million at our Industrial Processing segment principally due to the inclusion of $7.7 million of SG&A expenses from acquisitions and a $3.2 million increase in acquisition costs.
•Increased $1.3 million at our Material Handling segment, including increases of $1.6 million in compensation expense, $1.0 million of SG&A expenses from acquisitions, $0.9 million in selling-related costs, and $0.6 million from the unfavorable effect of foreign currency translation. These increases were partially offset by a decrease of $2.6 million in acquisition-related costs.
•Increased $3.5 million at Corporate principally due to a $2.2 million increase in compensation expense and a $1.3 million increase in insurance expense.

Other Costs, Net
The components of other costs, net in 2025 and 2024 are as follows:

(In thousands)	January 3, 2026	December 28, 2024
Restructuring and Impairment Costs	$442	$—
Other Costs	871	658
	$1,313	$658
•In 2025, within our Industrial Processing segment, we incurred restructuring costs of $0.1 million, primarily consisting of severance costs associated with the termination of two employees in connection with the closure of a small business in Europe, and an impairment charge of $0.3 million associated with previously acquired technology that will no longer be utilized.
•In 2025, we recognized land remediation costs of $0.9 million associated with the prior-period sale of a manufacturing facility and land use rights at one of our Chinese subsidiaries included within our Industrial Processing segment.
•In 2024, we recognized a loss of $0.7 million within our Flow Control segment from the recognition of a currency translation adjustment associated with the liquidation of a small foreign subsidiary.

Interest Expense
Interest expense decreased 22% to $15.6 million in 2025 from $20.0 million in 2024 due to debt repayments and a lower weighted average interest rate. We expect interest expense to increase significantly in 2026 as a result of the borrowing incurred in 2025 to fund our most recent acquisition and the anticipated borrowing in 2026 to fund our pending acquisition.

Provision for Income Taxes
Our provision for income taxes decreased to $39.9 million in 2025 from $40.5 million in 2024. Our effective tax rate of 27.8% in 2025 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were partially offset by foreign tax credits. Our effective tax rate of 26.5% in 2024 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, and nondeductible expenses.

Net Income
Net income decreased to $103.7 million in 2025 from $112.6 million in 2024 due to a $14.0 million decrease in operating income, offset in part by a $4.5 million decrease in interest expense and a $0.6 million decrease in income taxes (see discussions above for further details).

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
We use organic revenue in order to understand our trends and to forecast and evaluate our financial performance and compare revenue to prior periods (see discussion in Revenue above). Adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin exclude amortization expense related to acquired intangible assets, profit in inventory and backlog (collectively, purchase accounting expenses); acquisition costs; restructuring and impairment costs; and other income or

Kadant Inc.

expense, as indicated. We exclude acquisition-related purchase accounting expenses to provide a more meaningful and consistent comparison of our operating results over time and with peer companies. While we have a history of acquisition activity, such transactions do not occur on a predictable cycle, and the size and nature of these transactions will vary. We believe it is important for investors to understand that these intangible assets were recorded as part of purchase accounting and that they contribute to revenue generation. We also exclude other items as they are not indicative of our core operating results and are not comparable to other periods, which have differing levels of incremental costs, expenditures or income, or none at all. Additionally, we use free cash flow in order to provide insight on our ability to generate cash for acquisitions and debt repayments, as well as for other investing and financing activities.
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
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin from net income attributable to Kadant is as follows:

(In thousands, except percentages)	January 3, 2026	December 28, 2024	December 30, 2023
Net Income Attributable to Kadant	$101,969	$111,598	$116,069
Net Income Attributable to Noncontrolling Interests	1,712	956	737
Provision for Income Taxes	39,904	40,516	42,210
Interest Expense, Net	13,642	18,113	6,640
Other Expense, Net	61	69	101
Operating Income	157,288	171,252	165,757
Intangible Asset Amortization Expense	27,440	25,788	18,448
Profit in Inventory Amortization Expense (a)	1,504	5,189	—
Backlog Amortization Expense (b)	855	3,252	—
Acquisition Costs	4,425	2,872	1,442
Indemnification Asset Reversal, Net (c)	559	158	102
Other Costs (d)	1,313	658	723
Adjusted Operating Income (non-GAAP measure)	193,384	209,169	186,472
Depreciation Expense	22,924	20,547	14,849
Adjusted EBITDA (non-GAAP measure)	$216,308	$229,716	$201,321
Adjusted EBITDA Margin (non-GAAP measure)	20.6%	21.8%	21.0%
A reconciliation of free cash flow from net cash provided by operating activities is as follows:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Net Cash Provided by Operating Activities	$171,328	$155,265	$165,545
Less: Capital Expenditures (e)	(17,048)	(21,005)	(31,850)
Free Cash Flow (non-GAAP measure)	$154,280	$134,260	$133,695
(a)    Represents expense within cost of revenue associated with amortization of acquired profit in inventory.
(b)    Represents intangible amortization expense associated with acquired backlog.
(c)    Represents the reversal of indemnification assets related to the release of tax reserves associated with uncertain tax positions.
(d)    Includes land remediation costs of $0.9 million, restructuring costs of $0.1 million, and impairment costs of $0.3 million in our Industrial Processing segment in 2025, a loss of $0.7 million from the recognition of a cumulative translation adjustment associated with the liquidation of a small foreign subsidiary in our Flow Control segment in 2024, and restructuring and impairment costs of $0.8 million in our Flow Control segment in 2023.
(e)    Includes capital expenditures of $7.4 million in 2023 related to a new manufacturing facility in China.

Kadant Inc.

Liquidity and Capital Resources
Consolidated working capital was $313.8 million at January 3, 2026, compared with $250.8 million at December 28, 2024. Cash and cash equivalents were $119.6 million at January 3, 2026, compared with $94.7 million at December 28, 2024, which included cash and cash equivalents held by our foreign subsidiaries of $100.3 million at January 3, 2026 and $73.8 million at December 28, 2024.

Cash Flow
Cash flow information is as follows:

(In thousands)	January 3, 2026	December 28, 2024
Net Cash Provided by Operating Activities	$171,328	$155,265
Net Cash Used in Investing Activities	(205,418)	(319,137)
Net Cash Provided by Financing Activities	54,012	159,914
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	6,813	(6,549)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$26,735	$(10,507)

Operating Activities
Cash provided by operating activities increased to $171.3 million in 2025 from $155.3 million in 2024 primarily due to a reduction in cash used for working capital. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
Significant operating cash outflows associated with working capital in 2025 resulted from inventory, accounts payable and other liabilities. Purchases of inventory used cash of $12.9 million, a decrease in accounts payable used cash of $7.2 million due to reduced spending levels for capital equipment projects, and other liabilities used cash of $23.2 million primarily related to incentive compensation payments. These uses of cash were offset in part by a decrease in accounts receivable of $13.5 million due to timing of shipments, cash received from contract assets of $12.2 million related to contracts accounted for on an over time basis, and cash received from customer deposits of $9.4 million due to the timing of capital equipment orders.
Significant operating cash outflows associated with working capital in 2024 resulted from accounts receivable, customer deposits and other liabilities. A decrease in customer deposits used cash of $29.8 million due to a reduction in capital equipment orders and an increase in accounts receivable and contract assets used cash of $9.8 million primarily due to our revenue growth. Other liabilities used cash of $21.2 million primarily due to cash outflows from incentive compensation and operating lease payments. These uses of cash were offset in part by cash provided from the shipment of inventory of $24.0 million and increases in accounts payable of $10.6 million related to inventory purchases and the timing of payments.

Investing Activities
Cash used in investing activities was $205.4 million in 2025 compared with $319.1 million in 2024. Consideration paid for acquisitions, net of cash acquired, was $190.0 million in 2025 and $300.3 million in 2024. Additionally, capital expenditures were $17.0 million in 2025 and $21.0 million in 2024.

Financing Activities
Cash provided by financing activities was $54.0 million in 2025 compared with $159.9 million in 2024. Borrowings under our revolving credit facility were $199.0 million in 2025 and $305.2 million in 2024, and were primarily used to fund our acquisitions. Repayments of short- and long-term obligations were $123.4 million in 2025 and $124.5 million in 2024. Cash dividends paid to stockholders were $15.8 million in 2025 and $14.7 million in 2024. In addition, taxes paid related to the vesting of equity awards were $6.1 million in 2025 compared to $5.9 million in 2024.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $6.8 million increase in cash, cash equivalents, and restricted cash in 2025 related to exchange rates was primarily attributable to the weakening of the U.S. dollar against the euro and, to a lesser extent, the Swedish krona, the Chinese renminbi, and the Canadian dollar. The $6.5 million decrease in cash, cash equivalents and restricted cash in 2024 was primarily attributable to the strengthening of the U.S. dollar against the euro and the Canadian dollar and, to a lesser extent, the Brazilian real and Mexican peso.

Kadant Inc.

Borrowing Capacity and Debt Obligations
On September 26, 2025, we entered into an eighth amendment and joinder (Eighth Amendment) to our unsecured multi-currency revolving credit facility, originally entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement). The Eighth Amendment, among other things, increased our aggregate borrowing capacity from $400.0 million to $750.0 million and extended the maturity date from November 30, 2027 to September 26, 2030. In addition to the increased committed borrowing capacity, an uncommitted, unsecured incremental borrowing facility of $200.0 million continues to be available under the Credit Agreement. In 2025, we borrowed $199.0 million under our revolving credit facility, which was primarily used to fund our acquisitions.
As of January 3, 2026, our outstanding balance under the Credit Agreement was $366.7 million, which included $92.7 million of euro-denominated borrowings. We also had $383.2 million of available borrowing capacity, along with a $200.0 million uncommitted, unsecured incremental borrowing facility. Borrowings under our revolving credit facility bear variable rates of interest and adjust frequently based on prevailing market rates and the terms of our Credit Agreement. Under our debt agreements, our leverage ratio must be less than 3.75 to 1 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25 to 1. As of January 3, 2026, our leverage ratio was 1.33 and we were in compliance with our debt covenants. See Note 6, Long-Term Obligations, in the accompanying consolidated financial statements for additional information regarding our debt obligations.
On January 29, 2026, we entered into a definitive agreement to acquire the shares of voestalpine BÖHLER Profil for approximately 157.0 million euros in cash, subject to certain customary adjustments. The closing of this acquisition is subject to receipt of certain Austrian regulatory approvals and the satisfaction of customary closing conditions, and will be financed primarily through borrowings under our revolving credit facility.

Additional Liquidity and Capital Resources
In addition to the obligations on our consolidated balance sheet at January 3, 2026, which include, but are not limited to, long-term obligations (Note 6), unrecognized tax benefits (Note 5), leases (Note 9), and contingent consideration associated with a 2024 acquisition (Note 2), we have outstanding letters of credit and bank guarantees of $16.4 million at January 3, 2026, primarily relating to customer deposit guarantees and performance obligations (Note 7).
On May 15, 2025, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 15, 2025 to May 15, 2026. We have not repurchased any shares of our common stock under this authorization or under our previous $50.0 million authorization that expired on May 16, 2025.
We paid cash dividends of $15.8 million in 2025. On November 13, 2025, we declared a quarterly cash dividend of $0.34 per share totaling $4.0 million that was paid on February 5, 2026. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is also subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make capital expenditures of approximately $23.0 to $27.0 million during 2026 for property, plant, and equipment.
As of January 3, 2026, we had approximately $150.9 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $93.1 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In 2025, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $2.9 million.
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

Kadant Inc.

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
We compute our provision for income taxes using the asset and liability method, and we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for tax loss or credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates that are expected to apply to taxable income in the years in which we expect to realize those deferred tax assets and liabilities. We estimate the degree to which our deferred tax assets on deductible temporary differences and tax loss or credit carryforwards will result in an income tax benefit based on the expected profitability by tax jurisdiction, and we provide a valuation allowance for these deferred tax assets if it is more likely than not that they will not be realized in the future. If it were to become more likely than not that these deferred tax assets would be realized, we would reverse the related valuation allowance. Should our actual future taxable income by tax jurisdiction vary from our estimates, additional valuation allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. At year-end 2025, we maintained a valuation allowance predominantly in certain foreign jurisdictions due to the uncertainty of future profitability in those jurisdictions. Our tax valuation allowance was $8.7 million at year-end 2025.
In the ordinary course of business there are inherent uncertainties and judgements required in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. On a quarterly basis, we evaluate our uncertain tax positions against various factors, including changes in facts or circumstances, tax laws, or the status of audits by tax authorities. We believe that we have appropriately accounted for any liability for unrecognized tax benefits, and at year-end 2025, our liability for these unrecognized tax benefits, including an accrual for the related interest and penalties, totaled $17.3 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
We intend to repatriate the distributable reserves of select foreign subsidiaries back to the United States and, during 2025, we recorded $0.6 million of tax expense associated with these foreign earnings that we plan to repatriate in 2026. Except for these select foreign subsidiaries, we intend to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations, including the repayment of our foreign debt.
In December 2021, the OECD released the Pillar Two Rules. Since the release of the Pillar Two Rules, the OECD has issued multiple tranches of administrative guidance, as well as guidance on transitional safe harbor relief. Various countries, including the member states of the European Union, have adopted Pillar Two Rules into their domestic laws, with certain rules coming into effect for fiscal years beginning in 2024. While the Pillar Two Rules serve as a framework for implementing the minimum tax, countries may enact domestic laws that vary slightly from the Pillar Two Rules and may also adjust domestic tax incentives to align with the Pillar Two Rules on different timelines. In 2025, we incurred Pillar Two top-up tax that was assessed under the Undertaxed Profits Rule (UTPR). The related UTPR top-up tax was recorded within our provision for income taxes in 2025 and did not have a material impact on our effective tax rate or consolidated financial statements. In January 2026, the OECD released additional administrative guidance (Side-by-Side package) introducing new safe harbors. The package includes an elective Side-by Side safe harbor that, subject to adoption into local law, may exempt eligible U.S. parented multinational groups from the application of certain aspects of the global minimum tax regime for fiscal years beginning on or after January 1, 2026. We continue to evaluate the applicability of available safe harbors, monitor developments in OECD guidance and local-country implementation, and assess the potential impact on our future Pillar Two compliance obligations and effective tax rate.

Kadant Inc.

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

Valuation of Goodwill and Intangible Assets
We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination, including the determination of the fair value of intangible assets acquired, which represents a significant portion of the purchase price in many of our acquisitions. We estimate the fair value of intangible assets primarily using the multi-period excess earnings and relief-from-royalty valuation methods, which are based on projections of discounted cash flows or royalty payments avoided that we expect from the identifiable intangible assets of the acquired businesses. Our valuation models incorporate significant assumptions, including future revenue growth rates, customer attrition rates, gross and operating margins, discount rates and royalty rates. The determination of the allocation of the purchase price for the fair value of intangible assets acquired requires significant judgment as does the determination as to whether such intangibles are amortizable or non-amortizable and, if amortizable, the amortization period of the intangible asset.
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
At September 28, 2025 (the first day of the fourth quarter of 2025), we performed a qualitative impairment analysis on our goodwill and indefinite-lived intangible assets. Based on these analyses, we determined goodwill and indefinite-lived intangible assets were not impaired. Goodwill totaled $497.1 million and indefinite-lived intangible assets totaled $28.9 million at September 28, 2025. During the fourth quarter, we recognized goodwill of $55.8 million in connection with the Clyde Industries acquisition. At year-end 2025, no factors were identified that would alter the conclusions of our September 28, 2025 analysis. Goodwill totaled $555.6 million and indefinite-lived intangible assets totaled $29.0 million at year-end 2025.
Definite-lived intangible assets are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. No indicators of impairment were identified in 2025 and 2024. Definite-lived intangible assets were $321.4 million at year-end 2025.
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

Kadant Inc.

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

Interest Rates
Our exposure to changes in interest rates relates primarily to our long-term debt. Our borrowings under the Credit Agreement of $366.7 million at year-end 2025 bear variable rates of interest, which adjust frequently based on prevailing market rates. Assuming year-end borrowing levels, a 10% increase in interest rates on our variable-rate debt would have increased our annual pre-tax interest expense by $1.2 million in 2025.

Currency Exchange Rates
We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi, Brazilian reals, and Swedish krona. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "accumulated other comprehensive items" component of stockholders' equity. A 10% decrease in functional currencies relative to the U.S. dollar, would have resulted in a reduction in stockholders' equity of $87.2 million at year-end 2025.
At year-end 2025, we had $92.7 million of euro-denominated borrowings outstanding. The translation of our foreign-denominated debt impacts our borrowing capacity available under our Credit Agreement, which is calculated in U.S. dollars. A 10% increase in the euro foreign exchange rate against the U.S. dollar would have decreased our borrowing capacity by approximately $9.3 million at year-end 2025.

Item 8.    Financial Statements and Supplementary Data
This data is submitted as a separate section to this report and incorporated herein by reference. See Item 15, "Exhibits and Financial Statement Schedules."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at year-end 2025. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and

Kadant Inc.

management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures at year-end 2025, our Chief Executive Officer and Chief Financial Officer concluded that at year-end 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting at year-end 2025. In making this assessment, our management used the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that at year-end 2025 our internal control over financial reporting was effective based on the criteria issued by COSO.
Our audited consolidated financial statements include the results of the acquisitions of Clyde Industries and Babbini since their dates of acquisition, including total assets of $251,413,000 and total revenue of $27,836,000 as of and for the fiscal year ended January 3, 2026, but management has excluded these acquisitions from its assessment of the effectiveness of internal control over financial reporting as of January 3, 2026.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended January 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Insider Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended January 3, 2026.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
Information about our Directors
This information will be included under the heading "Election of Directors" in our 2026 proxy statement and is incorporated in this report by reference, except for the information concerning executive officers, which is included under the heading "Information about our Executive Officers" in Part I, Item 1 of this report.

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

Section 16(a) Beneficial Ownership Reporting Compliance
The information required under Item 405 of Regulation S-K will be included under the heading "Stock Ownership–Delinquent Section 16(a) Reports" in our 2026 proxy statement and is incorporated in this report by reference.

Kadant Inc.

Corporate Governance
The information required under Items 406 and 407 of Regulation S-K will be included under the heading "Corporate Governance" in our 2026 proxy statement and is incorporated in this report by reference.

Item 11.    Executive Compensation
This information will be included under the headings "Executive Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," and "Compensation Discussion and Analysis" in our 2026 proxy statement and is incorporated in this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information will be included under the heading "Stock Ownership" in our 2026 proxy statement and is incorporated in this report by reference.
The following table provides information about the securities authorized for issuance under our equity compensation plans at year-end 2025:
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	61,048	(a)	$—	(b)	305,233	(c)
Equity compensation plans not approved by security holders	—		$—		—
Total	61,048	(a)	$—	(b)	305,233	(c)
(a)Consists of shares of our common stock issuable upon the vesting of restricted stock units and performance-based restricted stock units under the Amended and Restated 2006 Equity Incentive Plan.
(b)Shares of restricted stock units and performance-based restricted stock units outstanding on January 3, 2026 had a weighted average grant date fair value of $314.88.
(c)Includes an aggregate of 52,883 shares of common stock issuable under our employees' stock purchase plan in connection with current and future offering periods under the plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
This information will be included under the heading "Corporate Governance" in our 2026 proxy statement and is incorporated in this report by reference.

Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, located in Boston, Massachusetts, auditor firm ID:185. The information required by this item will be included under the heading "Independent Registered Public Accounting Firm" in our 2026 proxy statement and is incorporated in this report by reference.

Kadant Inc.

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
(3)Exhibits filed herewith or incorporated in this report by reference are set forth in the "Exhibit Index" beginning on page 39. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Kadant Inc.

(b)    Exhibits

Exhibit Number	Description of Exhibit
2.1
Securities Purchase Agreement dated as of October 7, 2025, by and among Clyde Industries Holdings, Inc., Clyde Industries Holdings, L.P., and Kadant Inc. (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 [File No. 001-11406] and incorporated in this document by reference). (1)

2.2	Share Purchase and Transfer Agreement as of January 29, 2026, by and between voestalpine High Performance Metals GmbH and Kadant Holdings GmbH. (1)

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

4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 [File No. 001-11406] and incorporated in this document by reference).

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

10.7*
Summary of Non-employee Director Compensation of the Registrant (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 [File No. 001-11406] and incorporated in this document by reference).

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

10.18
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

10.19
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

10.20
Eighth Amendment and Joinder to Amended and Restated Credit Agreement, dated as of September 26, 2025, among the Registrant, as Borrower, the Subsidiary Guarantors party thereto, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K [File No. 001-11406] filed with the Commission on October 2, 2025 and incorporated in this document by reference).

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

19
Insider Trading Policies and Procedures (filed as Exhibit 19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 [File No. 001-11406] and incorporated in this document by reference).

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
(1)
Certain portions of this exhibit are considered confidential and have been omitted from the filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted portions to the U.S. Securities and Exchange Commission upon request.

Item 16.    Form 10-K Summary
Not applicable.

Kadant Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KADANT INC.

Date: March 3, 2026	By:	/s/ Jeffrey L. Powell
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 3, 2026.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kadant Inc. and subsidiaries (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the fiscal years in the three-year period ended January 3, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 3, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Clyde Industries Holdings, Inc. (Clyde Industries) and Babbini S.p.A and G.P.S. Engineering S.r.l (collectively, Babbini) during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2026, Clyde Industries' and Babbini's internal control over financial reporting associated with total assets of $251,413,000 and total revenues of $27,836,000 included in the consolidated financial statements of the Company as of and for the fiscal year ended January 3, 2026. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Clyde Industries and Babbini.

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

Valuation of customer relationships intangible asset acquired in the Clyde Industries business combination

As discussed in Note 2 to the consolidated financial statements, the Company acquired Clyde Industries for $173,730,000 on October 7, 2025. As part of the transaction, the Company recognized intangible assets acquired with estimated fair values of $87,400,000, a portion of which related to customer relationships. The Company determined the fair value of the customer relationships using the multi-period excess earnings methodology.

We identified the assessment of the valuation of the customer relationships intangible asset acquired in the Clyde Industries business combination as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions in the valuation of the customer relationships intangible asset, specifically the future revenue growth rates, gross margins, and discount rate. Additionally, evaluating the discount rate required the involvement of valuation professionals with specialized skills and knowledge. Minor changes in these assumptions could have had a significant impact on the Company’s estimate of fair value of the customer relationships intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition date valuation process, including controls related to the development of the future revenue growth rates, gross margins, and discount rate assumptions. We evaluated the future revenue growth rates and gross margins by comparing them to the historical financial results of the acquired business. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by comparing it to the discount rate that was independently developed using publicly available market data for comparable peer companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Boston, Massachusetts
March 3, 2026

Kadant Inc.	2025 Financial Statements
Consolidated Balance Sheet

(In thousands, except share and per share amounts)	January 3, 2026	December 28, 2024
Assets
Current Assets:
Cash and cash equivalents	$119,551	$94,660
Restricted cash	3,130	1,286
Accounts receivable, net of allowances of $5,149 and $4,403	158,567	142,462
Inventories	206,854	146,092
Contract assets	6,599	18,408
Other current assets	47,232	39,418
Total Current Assets	541,933	442,326
Property, Plant, and Equipment, Net	196,656	170,331
Other Assets	67,592	59,025
Intangible Assets, Net (Notes 1 and 2)	350,376	279,494
Goodwill (Notes 1 and 2)	555,621	479,169
Total Assets	$1,712,178	$1,430,345

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$3,129	$3,376
Accounts payable	53,362	51,062
Accrued payroll and employee benefits	47,348	43,815
Accrued warranty and installation costs	11,848	10,664
Customer deposits	56,867	35,887
Advanced billings	9,605	7,641
Other current liabilities	46,012	39,120
Total Current Liabilities	228,171	191,565
Long-Term Obligations (Note 6)	371,372	285,151
Deferred Income Taxes (Note 5)	62,479	41,850
Other Long-Term Liabilities	59,089	53,651

Commitments and Contingencies (Note 7)

Stockholders' Equity (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	138,844	130,180
Retained earnings	945,641	859,693
Treasury stock at cost, 2,835,165 and 2,878,080 shares	(69,473)	(70,524)
Accumulated other comprehensive items (Note 13)	(35,349)	(72,368)
Total Kadant Stockholders' Equity	979,809	847,127
Noncontrolling interests	11,258	11,001
Total Stockholders' Equity	991,067	858,128
Total Liabilities and Stockholders' Equity	$1,712,178	$1,430,345

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2025 Financial Statements
Consolidated Statement of Income

(In thousands, except per share amounts)	January 3, 2026	December 28, 2024	December 30, 2023
Revenue (Notes 1 and 11)	$1,052,248	$1,053,384	$957,672

Costs and Operating Expenses:
Cost of revenue	576,520	587,236	541,366
Selling, general, and administrative expenses	301,863	279,920	236,264
Research and development expenses	15,264	14,318	13,562
Other costs, net (Note 8)	1,313	658	723
	894,960	882,132	791,915
Operating Income	157,288	171,252	165,757
Interest Income	1,929	1,915	1,758
Interest Expense	(15,571)	(20,028)	(8,398)
Other Expense, Net	(61)	(69)	(101)
Income Before Provision for Income Taxes	143,585	153,070	159,016
Provision for Income Taxes (Note 5)	39,904	40,516	42,210
Net Income	103,681	112,554	116,806
Net Income Attributable to Noncontrolling Interests	(1,712)	(956)	(737)
Net Income Attributable to Kadant	$101,969	$111,598	$116,069

Earnings per Share Attributable to Kadant (Note 12)
Basic	$8.66	$9.51	$9.92
Diluted	$8.65	$9.48	$9.90

Weighted Average Shares (Note 12)
Basic	11,773	11,739	11,700
Diluted	11,794	11,771	11,729

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2025 Financial Statements
Consolidated Statement of Comprehensive Income

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Net Income	$103,681	$112,554	$116,806
Other Comprehensive Items:
Foreign currency translation adjustments:
Foreign currency translation adjustment	37,290	(30,198)	11,554
Reclassification adjustment for loss included in net income	—	658	—
Pension and other post-retirement liability adjustments, net (net of tax (benefit) provision of $(7), $17, and $45)	(28)	59	137
Deferred gain (loss) on cash flow hedges (net of tax of $0, $13, and $(32))	—	38	(96)
Other Comprehensive Items	37,262	(29,443)	11,595
Comprehensive Income	140,943	83,111	128,401
Comprehensive Income Attributable to Noncontrolling Interests	(1,955)	(819)	(816)
Comprehensive Income Attributable to Kadant	$138,988	$82,292	$127,585

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2025 Financial Statements
Consolidated Statement of Cash Flows

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Operating Activities
Net income attributable to Kadant	$101,969	$111,598	$116,069
Net income attributable to noncontrolling interests	1,712	956	737
Net income	103,681	112,554	116,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,219	49,587	33,297
Stock-based compensation expense	11,242	10,639	9,765
Provision for losses on accounts receivable	737	721	531
Other income (Note 8)	—	—	(841)
Other non-cash costs (Note 8)	287	658	36
Deferred income tax provision (benefit)	2,448	1,232	(1,949)
Other items, net	8,028	7,169	4,612
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	13,501	(2,833)	(1,694)
Contract assets	12,244	(6,999)	6,450
Inventories	(12,919)	23,951	14,085
Other assets	1,970	(1,088)	4,165
Accounts payable	(7,241)	10,577	(19,896)
Customer deposits	9,350	(29,751)	(9,011)
Other liabilities	(23,219)	(21,152)	9,189
Net cash provided by operating activities	171,328	155,265	165,545

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(189,983)	(300,335)	(905)
Purchases of property, plant, and equipment	(17,048)	(21,005)	(31,850)
Proceeds from sale of property, plant, and equipment	250	1,289	1,637
Other investing activities	1,363	914	328
Net cash used in investing activities	(205,418)	(319,137)	(30,790)

Financing Activities
Proceeds from issuance of long-term obligations (Note 6)	199,033	305,211	—
Repayment of short- and long-term obligations	(123,381)	(124,480)	(93,965)
Dividends paid	(15,775)	(14,672)	(13,223)
Proceeds from issuance of Company common stock	4,573	1,605	—
Tax withholding payments related to stock-based compensation	(6,099)	(5,881)	(3,915)
Dividends paid to noncontrolling interests	(1,698)	(1,346)	—
Acquisition of subsidiary shares from noncontrolling interest (Note 2)	—	(523)	—
Payment of debt issuance costs	(2,641)	—	(8)
Net cash provided by (used in) financing activities	54,012	159,914	(111,111)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	6,813	(6,549)	3,084

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	26,735	(10,507)	26,728
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	95,946	106,453	79,725
Cash, Cash Equivalents, and Restricted Cash at End of Year	$122,681	$95,946	$106,453

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2025 Financial Statements
Consolidated Statement of Stockholders' Equity

			Capital in Excess of Par Value	Retained Earnings			Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
(In thousands, except share and per share amounts)	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	14,624,159	$146	$119,924	$660,644	2,949,997	$(72,287)	$(54,578)	$1,722	$655,571
Net income	—	—	—	116,069	—	—	—	737	116,806
Dividends declared – Common Stock, $1.16 per share	—	—	—	(13,582)	—	—	—	—	(13,582)
Activity under stock plans	—	—	5,016	—	(34,019)	834	—	—	5,850
Other comprehensive items	—	—	—	—	—	—	11,516	79	11,595
Balance at December 30, 2023	14,624,159	$146	$124,940	$763,131	2,915,978	$(71,453)	$(43,062)	$2,538	$776,240
Net income	—	—	—	111,598	—	—	—	956	112,554
Dividends declared – Common Stock, $1.28 per share	—	—	—	(15,036)	—	—	—	—	(15,036)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(1,346)	(1,346)
Activity under stock plans	—	—	5,434	—	(37,898)	929	—	—	6,363
Noncontrolling interests acquired (Note 2)	—	—	—	—	—	—	—	9,319	9,319
Acquisition of subsidiary shares (Note 2)	—	—	(194)	—	—	—	—	(329)	(523)
Other comprehensive items	—	—	—	—	—	—	(29,306)	(137)	(29,443)
Balance at December 28, 2024	14,624,159	$146	$130,180	$859,693	2,878,080	$(70,524)	$(72,368)	$11,001	$858,128
Net income	—	—	—	101,969	—	—	—	1,712	103,681
Dividends declared – Common Stock, $1.36 per share	—	—	—	(16,021)	—	—	—	—	(16,021)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1,698)	(1,698)
Activity under stock plans	—	—	8,664	—	(42,915)	1,051	—	—	9,715
Other comprehensive items	—	—	—	—	—	—	37,019	243	37,262
Balance at January 3, 2026	14,624,159	$146	$138,844	$945,641	2,835,165	$(69,473)	$(35,349)	$11,258	$991,067

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2025 Financial Statements
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

Fiscal Year
The Company's fiscal quarters and fiscal year typically consist of 13 and 52 weeks, respectively, with its fiscal year ending on the Saturday closest to December 31. As a result of the difference between the fiscal and calendar periods, a 53rd week is added to the Company's fiscal year every five or six years, resulting in a 14-week fourth quarter. The Company's fiscal year ended January 3, 2026 (fiscal 2025) contained 53 weeks, while its fiscal years ended December 28, 2024 (fiscal 2024) and December 30, 2023 (fiscal 2023) each included 52 weeks. Each quarter of fiscal 2025, 2024 and 2023 consisted of 13 weeks, except for the fourth quarter of fiscal 2025, which consisted of 14 weeks.

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

Kadant Inc.	2025 Financial Statements
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
The following table presents revenue by revenue recognition method:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Point in Time	$973,699	$935,520	$849,507
Over Time	78,549	117,864	108,165
	$1,052,248	$1,053,384	$957,672

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
The following table presents the disaggregation of revenue by product type and geography:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Revenue by Product Type:
Parts and Consumables	$748,407	$693,612	$598,343
Capital	303,841	359,772	359,329
	$1,052,248	$1,053,384	$957,672
Revenue by Geography (based on customer location):
North America	$655,934	$661,016	$538,658
Europe	241,696	230,141	245,154
Asia	88,475	101,714	113,511
Rest of World	66,143	60,513	60,349
	$1,052,248	$1,053,384	$957,672

See Note 11, Business Segment and Geographical Information, for information on the disaggregation of revenue by reportable segment.
The following table presents contract balances from contracts with customers:

(In thousands)	January 3, 2026	December 28, 2024
Contract Assets	$6,599	$18,408
Contract Liabilities	$69,093	$46,062

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

Kadant Inc.	2025 Financial Statements
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
The Company recognized revenue of $38,223,000 in 2025 and $70,943,000 in 2024 that was included in the contract liabilities balance at the beginning of 2025 and 2024, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. Certain capital contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations as of year-end 2025 was $29,153,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 77% of which is expected to occur within the next twelve months and the remaining 23% after January 2, 2027.
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
The changes in the allowance for credit losses are as follows:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Balance at Beginning of Year	$4,403	$4,090	$3,595
Provision charged to expense	737	721	531
Accounts written off	(265)	(215)	(89)
Currency translation	274	(193)	53
Balance at End of Year	$5,149	$4,403	$4,090

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $9,115,000 at year-end 2025 and $5,299,000 at year-end 2024, are included in accounts receivable in the accompanying consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
Note Receivable
The Company entered into several agreements with the local government in China, which became effective in 2022, to sell its then existing manufacturing building and land use rights at one of its subsidiaries in China and relocate to a new facility. The Company received a 31% down payment, with the remaining balance due on the earlier of the sale of the property by the local government or two years from the effective date of the agreements. To date, the local government in China has made various interim payments and the outstanding receivable was $13,577,000 at year-end 2025, which is included in other current assets in the accompanying consolidated balance sheet. The Company expects this receivable will be repaid in full, although the timing is uncertain.

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
The changes in the carrying amount of product warranty obligations are as follows:

(In thousands)	January 3, 2026	December 28, 2024
Balance at Beginning of Year	$10,664	$8,154
Provision charged to expense	3,224	7,575
Usage	(4,615)	(4,957)
Acquisitions	1,918	473
Currency translation	657	(581)
Balance at End of Year	$11,848	$10,664
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

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
valuation allowance is established, as needed, to reduce deferred tax assets to the amount expected to be realized. In the period in which it becomes more likely than not that some or all of the deferred tax assets will be realized, the valuation allowance will be adjusted.
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At January 3, 2026, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
In December 2021, the Organisation for Economic Co-operation and Development (OECD) released model rules introducing a new 15% global minimum tax for large multinational enterprises with an annual global revenue exceeding 750,000,000 euros (Pillar Two Rules). Since the release of the Pillar Two Rules, the OECD has issued multiple tranches of administrative guidance, as well as guidance on transitional safe harbor relief. Various countries, including the member states of the European Union, have adopted the Pillar Two Rules into their domestic laws, with certain rules coming into effect for fiscal years beginning in fiscal 2024. While the Pillar Two Rules serve as a framework for implementing the minimum tax, countries may enact domestic laws that vary slightly from the Pillar Two Rules and may also adjust domestic tax incentives to align with the Pillar Two Rules on different timelines.
In 2025, the Company incurred Pillar Two top-up tax that was assessed under the Undertaxed Profits Rule (UTPR). The related UTPR top-up tax was recorded within the Company’s provision for income taxes in 2025 and did not have a material impact on the Company’s effective tax rate or consolidated financial statements. In January 2026, the OECD released additional administrative guidance (Side-by-Side package) introducing new safe harbors. The package includes an elective Side-by-Side safe harbor that, subject to adoption into local law, may exempt eligible U.S. parented multinational groups from the application of certain aspects of the global minimum tax regime for fiscal years beginning on or after January 1, 2026. The Company continues to evaluate the applicability of available safe harbors, monitor developments in OECD guidance and related local-country implementation, and assess the potential impact on the Company’s future Pillar Two compliance obligations and effective tax rate.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including 100% bonus depreciation, domestic research cost expensing pursuant to Internal Revenue Code Section 174, and changes to the calculation of the interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There is no material impact of the OBBBA provisions to the Company's effective tax rate or consolidated financial statements in 2025. The Company is still evaluating any potential impact to cash tax payments related to the provisions of the OBBBA. The Company will continue to monitor the future impact of the OBBBA on its effective tax rate and consolidated financial statements and continue to monitor any additional clarifications or interpretive guidance related to the OBBBA as it is released.

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

Cash, Cash Equivalents, and Restricted Cash
At year-end 2025 and 2024, cash equivalents included investments in money market funds and highly liquid short-term investments, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying consolidated balance sheet that are shown in aggregate in the consolidated statement of cash flows:

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Cash and cash equivalents	$119,551	$94,660	$103,832
Restricted cash	3,130	1,286	2,621
Total Cash, Cash Equivalents, and Restricted Cash	$122,681	$95,946	$106,453

Supplemental Cash Flow Information

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Cash Paid for Interest	$14,925	$19,699	$8,071

Non-Cash Investing Activities:
Fair value of assets acquired	$255,375	$360,694	$1,338
Fair value of liabilities assumed	$54,858	$36,340	$264
Fair value of noncontrolling interests acquired	$—	$9,319	$—
Fair value of contingent consideration acquired	$—	$1,785	$—
Purchases of property, plant and equipment in accounts payable	$1,541	$1,181	$4,453

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of RSUs	$5,972	$5,576	$5,163
Dividends declared but unpaid	$4,008	$3,762	$3,395
See Note 5, Income Taxes, for information on cash paid for income taxes, net of refunds and see Note 9, Leases, for information on cash paid for amounts included in the measurement of lease liabilities.

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
The components of inventories are as follows:

(In thousands)	January 3, 2026	December 28, 2024
Raw Materials	$92,674	$60,750
Work in Process	44,455	27,692
Finished Goods (includes $3,556 and $554 at customer locations)	69,725	57,650
	$206,854	$146,092

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

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
Property, plant, and equipment consist of the following:

(In thousands)	January 3, 2026	December 28, 2024
Land	$19,395	$15,884
Buildings	126,603	105,064
Machinery, Equipment, and Leasehold Improvements	217,978	190,615
Construction in Progress	6,266	4,127
	370,242	315,690
Less: Accumulated Depreciation and Amortization	173,586	145,359
	$196,656	$170,331

Depreciation and amortization expense was $22,924,000 in 2025, $20,547,000 in 2024, and $14,849,000 in 2023. See Note 9, Leases, for further details relating to assets under financing leases included in property, plant and equipment in the accompanying consolidated balance sheet.

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
January 3, 2026
Definite-Lived
Customer relationships	$414,629	$(148,139)	$(4,483)	$262,007
Product technology	96,744	(54,929)	(2,076)	39,739
Tradenames	23,926	(6,106)	(366)	17,454
Other	25,221	(22,443)	(574)	2,204
	560,520	(231,617)	(7,499)	321,404
Indefinite-Lived
Tradenames	29,059	—	(87)	28,972
Acquired Intangible Assets	$589,579	$(231,617)	$(7,586)	$350,376

December 28, 2024
Definite-Lived
Customer relationships	$334,066	$(127,664)	$(8,607)	$197,795
Product technology	92,106	(49,294)	(3,245)	39,567
Tradenames	16,536	(5,084)	(481)	10,971
Other	25,221	(21,280)	(668)	3,273
	467,929	(203,322)	(13,001)	251,606
Indefinite-Lived
Tradenames	29,059	—	(1,171)	27,888
Acquired Intangible Assets	$496,988	$(203,322)	$(14,172)	$279,494

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
Intangible assets related to the Company's acquisitions totaled $92,678,000 in 2025 and $154,023,000 in 2024. See Note 2, Acquisitions, for further details. In addition, the Company recognized incremental intangible assets of $200,000 in 2025 related to a prior period acquisition.
As a result of new technology obtained in connection with a 2025 acquisition, the Company determined that certain previously acquired technology was impaired and recognized a non-cash impairment charge of $287,000 in 2025. See Note 8, Other Costs, Net, for further details.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
Definite-lived intangible assets at year-end 2025 have a weighted average amortization period of 14 years. Amortization of definite-lived intangible assets was $28,295,000 in 2025, $29,040,000 in 2024, and $18,448,000 in 2023 and was included in selling, general, and administrative (SG&A) expenses in the accompanying consolidated statement of income. The estimated future amortization expense of definite-lived intangible assets is $33,396,000 in 2026; $32,110,000 in 2027; $30,930,000 in 2028; $26,105,000 in 2029; $24,808,000 in 2030; and $174,055,000 in the aggregate thereafter.

Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets of the acquired business at the date of acquisition. The Company’s acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, due to the expectation of synergies from combining the businesses.
The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance as of December 30, 2023
Gross balance	$120,782	$212,732	$144,108	$477,622
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	120,782	127,194	144,108	392,084
2024 Activity
Acquisitions (Note 2)	15,384	36,096	48,160	99,640
Measurement period adjustment for 2023 acquisition	—	(22)	—	(22)
Currency translation	(3,961)	(5,740)	(2,832)	(12,533)
Total 2024 activity	11,423	30,334	45,328	87,085
Balance at December 28, 2024
Gross balance	132,205	243,066	189,436	564,707
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	132,205	157,528	189,436	479,169
2025 Activity
Acquisitions (Note 2)	—	57,297	—	57,297
Measurement period adjustment for 2024 acquisitions	(173)	—	321	148
Currency translation	7,727	5,956	5,324	19,007
Total 2025 activity	$7,554	$63,253	$5,645	$76,452
Balance at January 3, 2026
Gross balance	$139,759	$306,319	$195,081	$641,159
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$139,759	$220,781	$195,081	$555,621

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

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
with a corresponding charge to earnings. The impairment loss would be measured based upon the difference between the carrying amounts of the assets and their fair values calculated using projected discounted cash flows.

Goodwill
At September 28, 2025 (the first day of the fourth quarter of fiscal 2025) and September 29, 2024 (the first day of the fourth quarter of fiscal 2024), the Company performed a qualitative goodwill impairment assessment (Step 0) for each of its reporting units, which indicated that the fair value of each reporting unit exceeded its carrying value, and determined that the asset was not impaired. The impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the reporting units' and the Company's overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained and determined that it was not more likely than not that the fair value of any of the respective reporting unit's assets was less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could have produced a different result. At year-end 2025 and 2024, no factors were identified that would alter the conclusions of the September 28, 2025 and September 29, 2024 goodwill impairment analyses.
Goodwill by reporting unit is as follows:

(In thousands)	January 3, 2026	December 28, 2024
Fluid-Handling	$79,379	$76,733
Doctoring, Cleaning, & Filtration	60,380	55,472
Fiber Processing	78,618	20,956
Wood Processing	142,163	136,572
Material Handling	195,081	189,436
	$555,621	$479,169
Intangible Assets
At September 28, 2025 and September 29, 2024, the Company performed a qualitative impairment analysis (Step 0) on its indefinite-lived intangible assets and determined that the assets were not impaired. At year-end 2025 and 2024, no factors were identified that would alter the conclusions of the September 28, 2025 and September 29, 2024 indefinite-lived intangible asset impairment analyses.
No triggering events or indicators of impairment were identified in 2025 or 2024 related to the Company's definite-lived intangible assets.

Business Combinations
The Company's acquisitions have been accounted for using the purchase method of accounting under ASC 805, Business Combinations (ASC 805), and the results of the acquired businesses have been included in its consolidated financial statements from their respective dates of acquisition. The Company accounts for all transactions and events in which it obtains control over a business under ASC 805 by establishing the acquisition date and recognizing the fair value of all assets acquired and liabilities assumed. The Company’s acquisitions have historically been made at prices above the fair value of identifiable net assets, resulting in goodwill, which is primarily attributable to the expected synergies from expansion of product sales into new markets by leveraging the Company's global sales network and relationships, as well as broadening its product portfolio, strengthening its position in the various markets served, and realizing the value of the acquired workforce.
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

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
and royalty rates. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. Acquisition costs are recorded as incurred in SG&A expenses in the accompanying consolidated statement of income and were $4,425,000 in 2025, $2,872,000 in 2024, and $1,442,000 in 2023.

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

Recent Accounting Pronouncements
Income Taxes – Improvements to Income Tax Disclosures (Topic 740). In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, to improve income tax disclosure requirements, primarily through enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This ASU is effective for fiscal year-end 2025, and the Company has elected to adopt this ASU on a prospective basis. See Note 5, Income Taxes, for the Company's enhanced income tax disclosures.
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
Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU No. 2025-06, which improves the practicality of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. Under this ASU, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, it is probable that the project will be completed, and the software will be used to perform the function intended. This ASU is effective for fiscal year 2028, with early adoption permitted and may be applied retrospectively. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU No. 2025-11, which clarifies the guidance to improve the consistency of interim reporting. This ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the entity. This ASU is effective for fiscal year 2028,

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
with early adoption permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

2.    Acquisitions

2025

Babbini S.p.A. and G.P.S Engineering S.r.l
On July 9, 2025, the Company acquired all the outstanding equity securities of Babbini S.p.A and G.P.S. Engineering S.r.l (collectively, Babbini), two Italy-based companies specializing in industrial dewatering and engineered power transmission solutions, for $16,483,000, net of cash acquired. Babbini is part of the Company's Industrial Processing segment. Goodwill from the Babbini acquisition was $1,508,000 and separately identifiable intangible assets were $5,278,000, neither of which is expected to be deductible for tax purposes.

Clyde Industries Holdings, Inc.
On October 7, 2025, the Company acquired all the outstanding equity securities of Clyde Industries Holdings, Inc. and its subsidiaries (collectively, Clyde Industries) for $173,730,000, net of cash acquired. Clyde Industries is a manufacturer of highly engineered boiler efficiency and cleaning system technologies. Clyde Industries is part of the Company's Industrial Processing segment. Goodwill from the Clyde Industries acquisition was $55,789,000 and separately identifiable intangible assets acquired were $87,400,000, neither of which is expected to be deductible for tax purposes.

Purchase Price Allocation
The following table summarizes the aggregate purchase price and estimated fair values of the net assets acquired related to the 2025 acquisitions.

(In thousands)	Total
Cash and Cash Equivalents	$10,304
Accounts Receivable	22,923
Inventories	39,662
Other Current Assets	4,579
Property, Plant and Equipment	23,003
Other Assets	4,929
Definite-Lived Intangible Assets
Customer relationships	80,463
Tradenames	7,390
Product technology	4,825
Goodwill	57,297
Total assets acquired	255,375

Accounts Payable	6,775
Customer Deposits	9,831
Other Current Liabilities	15,625
Long-Term Obligations	91
Deferred Income Taxes	17,037
Other Long-Term Liabilities	5,499
Total liabilities assumed	54,858
Net assets acquired	$200,517

Purchase Price:
Cash Paid	$200,517

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
The final purchase accounting and purchase price allocations remain subject to change as the Company continues to refine its preliminary valuation of certain acquired assets and liabilities assumed, which may result in adjustments to the assets and liabilities, including goodwill. The Company expects the remaining purchase price adjustments will primarily relate to the valuation of acquired intangibles and deferred income taxes.
The weighted-average amortization period for the definite-lived intangible assets related to the 2025 acquisitions is 14 years, including weighted-average amortization periods of 14 years for customer relationships, 13 years for product technology, and 17 years for tradenames.
Revenue and operating income for the year ended January 3, 2026 associated with the 2025 acquisitions from their respective acquisition dates are as follows:

(In thousands)	Total
Revenue	$27,836
Operating Income (a)	$1,700
(a) Includes amortization expense associated with acquired profit in inventory of $1,469,000 in 2025.

Unaudited Supplemental Pro Forma Information
The following unaudited pro forma information presents the combined results of the Company, Babbini and Clyde Industries as if the acquisitions had occurred as of the beginning of 2024:

(In thousands, except per share amounts)	January 3, 2026	December 28, 2024
Revenue	$1,129,921	$1,169,569
Net Income Attributable to Kadant	$113,637	$113,295
Earnings per Share Attributable to Kadant
Basic	$9.65	$9.65
Diluted	$9.64	$9.62
The historical consolidated pro forma financial information above has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisitions, (ii) expected to have a continuing impact on the Company, and (iii) factually supportable. Pro forma results include adjustments to reflect, among other things, incremental intangible asset amortization to be incurred based on preliminary identifiable asset values and interest expense associated with debt incurred to finance the acquisitions, as well as related income tax effects. Pro forma results include the following non-recurring pro forma adjustments:
•Pre-tax charge to cost of revenue of $3,216,000 in 2024 and reversal of $1,470,000 in 2025 for the sale of inventory revalued at the date of acquisition.
•Pre-tax charge to SG&A expenses of $3,362,000 in 2024 and reversal of $3,362,000 in 2025 for acquisition costs.
•Estimated tax effects related to the pro forma adjustments.
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisitions for Babbini and Clyde Industries been completed as of the beginning of 2024, or that may result in the future.

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

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
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

Dynamic Sealing Technologies LLC
On May 31, 2024, the Company acquired all of the outstanding equity securities of Dynamic Sealing Technologies LLC and affiliates (collectively, DSTI) for $53,570,000, net of cash acquired. DSTI is a leading manufacturer of engineered fluid sealing and transfer solutions for rotating applications and is part of the Company's Flow Control segment. Goodwill from the DSTI acquisition was $14,946,000, of which $14,161,000 is expected to be deductible for tax purposes over 15 years. In addition, separately identifiable intangible assets acquired were $24,380,000, all of which are expected to be fully deductible for tax purposes over 15 years.

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
On August 21, 2024, the Company acquired a technology company, which is included in its Material Handling segment. The total purchase price was approximately $11,785,000, which included cash paid of $8,843,000, net of cash acquired, an estimated post-closing adjustment of $1,157,000 to be paid within 18 months of closing, and contingent consideration with a fair value of $1,785,000, measured at the date of the acquisition. The contingent consideration is payable upon the achievement of certain revenue performance targets earned between June 30, 2025 and June 30, 2027. The maximum future value of the contingent consideration subject to payment is approximately $11,711,000, calculated using the foreign currency spot rate at January 3, 2026. The valuation of the contingent consideration is dependent on the following assumptions: the probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rate. See Note 10, Fair Value Measurements and Fair Value of Financial Instruments, for additional information related to the fair value of the contingent consideration assumed in the acquisition.
In August 2024, the Company acquired certain other assets for a total of $1,755,000 in cash.

Purchase Price Allocation
The following table summarizes the aggregate purchase price and estimated fair values of the net assets and noncontrolling interests acquired related to the 2024 acquisitions. Measurement period adjustments in 2025 were not material to the Company's results of operations.

(In thousands)	Total
Cash and Cash Equivalents	$11,509
Accounts Receivable	12,382
Inventories	24,649
Other Current Assets	4,936
Property, Plant, and Equipment	37,028
Other Assets	16,527
Definite-Lived Intangible Assets
Customer relationships	115,095
Product technology	24,530
Tradenames	9,497
Other	4,901
Goodwill	99,640
Total assets acquired	$360,694

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements

(In thousands)	Total
Accounts Payable	$3,301
Customer Deposits	3,192
Other Current Liabilities	10,212
Deferred Income Taxes	5,786
Other Long-Term Liabilities	13,849
Total liabilities assumed	36,340
Noncontrolling interests acquired	9,319
Net assets and noncontrolling interests acquired	$315,035

Purchase Price:
Cash Paid	$311,844
Fair Value of Contingent Consideration (Note 10)	1,785
Post-Closing Adjustments	1,406
$315,035
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

3.    Employee Benefit Plans

Stock-Based Compensation Plans
The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company's board of directors (board committee) to award a variety of stock and stock-based incentives, such as restricted stock, RSUs, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards granted under these plans are determined by the board committee. Upon a change of control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 252,350 shares available for grant under these stock-based compensation plans at year-end 2025. The Company generally issues its common stock out of treasury stock, to the extent available, for share issuances related to its stock-based compensation plans.
The Company recognizes compensation cost for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
The components of pre-tax stock-based compensation expense included in SG&A expenses in the accompanying consolidated statement of income are as follows:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
RSU Awards	$10,544	$10,119	$9,376
Employee Stock Purchase Plan Awards	698	520	389
	$11,242	$10,639	$9,765

The Company grants RSUs to non-employee directors and certain employees. Holders of RSUs have no voting rights and are not entitled to receive cash dividends.

Non-Employee Director Restricted Stock Units
The Company granted RSU awards consisting of 527 RSUs in 2025, 606 RSUs in 2024 and 868 RSUs in 2023 to each of its incumbent non-employee directors. Half of the RSUs vested on June 1 of each year and the remaining RSUs vested ratably on the last day of the third and fourth fiscal quarters of each year. Each RSU issued to the directors represents the right to receive one share of the Company's common stock upon vesting. There were no unvested non-employee director RSUs at January 3, 2026.

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
The Company recognizes compensation expense associated with performance-based RSUs ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to the unvested performance-based RSUs totaled $3,673,000 at year-end 2025, and will be recognized over a weighted average period of 1.4 years.
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

Time-Based Restricted Stock Units
The Company grants time-based RSUs to its officers and other employees of the Company. Each time-based RSU represents the right to receive one share of the Company's common stock upon vesting. The Company recognizes compensation expense associated with these time-based RSUs ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Unrecognized compensation expense related to the time-based RSUs totaled $4,798,000 at year-end 2025, and will be recognized over a weighted average period of 1.8 years.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
Vesting of Restricted Stock Units
A summary of the activity of the Company's unvested RSUs in 2025 is as follows:

(In thousands, except per share amounts)	Units	Weighted Average Grant- Date Fair Value
Unvested RSUs at December 28, 2024	74	$258.49
Granted	28	$365.15
Vested	(40)	$246.34
Forfeited	(1)	$302.53
Unvested RSUs at January 3, 2026	61	$314.88

The weighted average grant date fair value of RSUs granted was $365.15 in 2025, $314.33 in 2024, and $212.92 in 2023. The total fair value of shares vested was $9,888,000 in 2025, $9,089,000 in 2024, and $7,834,000 in 2023.

Employee Stock Purchase Plan
The Company's eligible U.S. employees may elect to participate in its employee stock purchase plan. Under the plan, shares of the Company's common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee's gross wages. The Company issued 10,204 shares in 2025, 8,818 shares in 2024 (issued in fiscal 2025), and 10,627 shares in 2023 (issued in fiscal 2024) of its common stock under this plan. The Company had 52,883 shares available for grant under the employee stock purchase plan at year-end 2025.

401(k) Savings and Other Defined Contribution Plans
The Company's U.S. subsidiaries participate in the Kadant Inc. 401(k) Retirement Savings Plan sponsored by the Company. Contributions to the plan are made by both the employee and the Company and are immediately vested. Company contributions are based upon the level of employee contributions. Certain of the Company's subsidiaries sponsor other retirement plans, the majority of which are defined contribution plans. Company contributions to these plans are based on formulas determined by the Company. For all these plans, the Company contributed and recognized expense of $7,437,000 in 2025, $6,810,000 in 2024, and $5,607,000 in 2023.

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

Common Stock
At year-end 2025, the Company had reserved 366,281 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
5.    Income Taxes

The components of income before provision for income taxes are as follows:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Domestic	$55,000	$51,417	$57,810
Foreign	88,585	101,653	101,206
	$143,585	$153,070	$159,016
The components of the provision for income taxes are as follows:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Current Provision
Federal	$7,572	$7,051	$12,402
Foreign	26,770	29,414	28,587
State	3,114	2,819	3,170
	37,456	39,284	44,159
Deferred Provision (Benefit)
Federal	3,194	2,094	48
Foreign	(1,738)	(1,222)	(2,594)
State	992	360	597
	2,448	1,232	(1,949)
	$39,904	$40,516	$42,210
The provision for income taxes in the accompanying consolidated statement of income differs from the provision calculated by applying the U.S. federal statutory income tax rate of 21% to income before provision for income taxes in 2025 due to the following:

	January 3, 2026
(In thousands)	Amount	Percent
U.S. Federal Statutory Tax Rate	$30,153	21.0%
State and Local Income Tax, Net of Federal Benefit (a)	3,244	2.3%
Foreign Tax Effects
Canada
Statutory tax rate difference between Canada and United States	(2,317)	(1.6%)
State and local income tax	4,522	3.1%
Withholding tax	1,668	1.2%
Other	(32)	—%
China	1,879	1.3%
Other Foreign Jurisdictions	1,571	1.1%
Effect of Cross-Border Tax Laws
Other	345	0.2%
Tax Credits
Foreign Tax Credit	(2,352)	(1.6%)
Other	(445)	(0.3%)
Changes in Valuation Allowances	22	—%
Nontaxable or Nondeductible Items
Nondeductible Compensation	1,657	1.1%
Other	708	0.5%
Changes in Unrecognized Tax Benefits	(293)	(0.2%)
Other Adjustments
Other	(426)	(0.3%)
	$39,904	27.8%

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
(a) State taxes in Mississippi, Oregon, Wisconsin, Alabama, and California made up the majority (greater than 50 percent) of the tax effect in this category.

The provision for income taxes in the accompanying consolidated statement of income differs from the provision calculated by applying the U.S. federal statutory income tax rate of 21% to income before provision for income taxes in 2024 and 2023 due to the following:

(In thousands)	December 28, 2024	December 30, 2023
Provision for Income Taxes at Statutory Rate	$32,145	$33,393
Increases (Decreases) Resulting From:
Foreign tax rate differential	7,697	5,070
State income taxes, net of federal income tax	2,512	2,965
Nondeductible expenses	1,731	1,730
U.S. tax (benefit) cost of foreign earnings	(1,379)	1,270
(Reversal of) provision for tax benefit reserves, net	(65)	386
Research and development tax credits	(503)	(520)
Excess tax benefit related to stock-based compensation	(401)	(276)
Change in valuation allowance	(203)	(684)
Other	(1,018)	(1,124)
	$40,516	$42,210

Cash paid for income taxes, net of refunds, by jurisdiction in 2025 is as follows:

(In thousands)	January 3, 2026
U.S. Federal	$8,805
State
Other	3,337
Foreign
Canada	16,148
China	4,473
Finland	3,201
Brazil	2,225
Other	5,952
$44,141
Cash paid for income taxes, net of refunds, was $42,291,000 in 2024 and $47,519,000 in 2023.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
The Company's net deferred tax liability consists of the following:

(In thousands)	January 3, 2026	December 28, 2024
Deferred Tax Asset
Net operating loss carryforwards	$11,148	$9,623
Lease liabilities	10,541	9,094
Inventory basis difference	6,107	5,589
Employee compensation	5,737	5,196
Interest expense disallowance	4,257	—
Capitalized research expenses	3,847	4,682
Reserves and accruals	3,515	3,125
Allowance for credit losses	953	822
Foreign, state, and alternative minimum tax credit carryforwards	756	344
Other	67	153
Deferred tax asset, gross	46,928	38,628
Less: valuation allowance	(8,739)	(7,570)
Deferred tax asset, net	38,189	31,058
Deferred Tax Liability
Goodwill and intangible assets	(66,809)	(44,027)
Fixed asset basis difference	(16,645)	(13,372)
ROU assets	(10,118)	(8,754)
Provision for unremitted foreign earnings	(1,555)	(1,135)
Other	(2,530)	(2,919)
Deferred tax liability	(97,657)	(70,207)
Net deferred tax liability	$(59,468)	$(39,149)

Deferred tax assets and liabilities are presented in the accompanying consolidated balance sheet within other assets and deferred income taxes on a net basis by tax jurisdiction. The Company has established valuation allowances related to certain domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. The valuation allowance at year-end 2025 was $8,739,000, consisting of $81,000 in the United States and $8,658,000 in foreign jurisdictions. The increase in the valuation allowance in 2025 of $1,169,000 is related primarily to fluctuations in foreign currency exchange rates and an increase in the valuation allowance against certain deferred tax assets in a jurisdiction where it is not more likely than not that a related tax benefit will be realized in future periods. This increase in the valuation allowance is partially offset by a decrease related to a tax rate change. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2025, the Company maintained a valuation allowance predominantly in certain foreign jurisdictions due to the uncertainty of future profitability in those foreign jurisdictions.
At year-end 2025, the Company had U.S. federal and state net operating loss carryforwards of $6,753,000 and $7,523,000, respectively, and foreign net operating loss carryforwards of $42,447,000. Of the U.S. federal net operating loss carryforwards, $442,000 expires in 2037 and the remainder do not expire. The state net operating loss carryforwards begin to expire in 2026 and a portion does not expire. Of the foreign net operating loss carryforwards, $3,040,000 will expire in the years 2029 through 2045, and the remainder do not expire. The Company also had a carryforward of disallowed business interest expense of $18,428,000 from its acquisition of Clyde Industries in 2025, which does not expire, and a foreign tax credit carryforward of $668,000, which begins to expire in 2034. The utilization of these tax attributes is limited to the Company's future taxable income, and certain of these tax attributes are subject to an annual limitation as a result of the acquisition of Clyde Industries, which constitutes a change of ownership as defined under Internal Revenue Service Code Section 382.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
At year-end 2025, the Company had $150,894,000 of unremitted foreign earnings. The Company intends to repatriate the distributable reserves of select foreign subsidiaries back to the United States and has recognized $583,000 of tax expense on the estimated repatriation amount during 2025. Except for these select foreign subsidiaries, the Company intends to indefinitely reinvest $93,084,000 of earnings of its foreign subsidiaries in order to support the current and future capital needs of their operations, including the repayment of the Company’s foreign debt. The related foreign withholding taxes, which would be required if the Company were to remit these foreign earnings to the United States, would be $2,899,000.
The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management's opinion, adequate provisions for income taxes have been made for all years subject to audit.
As of year-end 2025, the Company had a liability of $14,147,000 for unrecognized tax benefits of which $6,547,000, if recognized, would reduce the effective tax rate. A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	January 3, 2026	December 28, 2024
Unrecognized Tax Benefits, Beginning of Year	$14,510	$11,212
Gross Increases – Tax Positions in Prior Periods	1,101	80
Gross Increases – Tax Positions in Prior Periods Arising from Acquisitions (a)	77	4,372
Gross Decreases – Tax Positions in Prior Periods	(49)	(25)
Gross Increases – Current-Period Tax Positions	1,248	931
Settlements	—	(85)
Lapses of Statutes of Limitations	(3,136)	(1,624)
Currency Translation	396	(351)
Unrecognized Tax Benefits, End of Year	$14,147	$14,510
(a) No indemnification assets were recorded in 2025 and $4,372,000 were recorded in 2024.

A portion of the unrecognized tax benefits generated in 2025 is offset by deferred tax assets in the accompanying consolidated balance sheet. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued $3,130,000 at year-end 2025 and $3,488,000 at year-end 2024 for the potential payment of interest and penalties. The interest and penalties included in the accompanying consolidated statement of income was a benefit of $412,000 in 2025 and an expense of $131,000 in 2024.
The Company is currently under audit in certain of its foreign tax jurisdictions. The Company remains subject to U.S. federal income tax examinations for the tax years 2019 through 2025, and to non-U.S. income tax examinations for the tax years 2015 through 2025. In addition, the Company remains subject to state and local income tax examinations in the United States for the tax years 2006 through 2025.

6.    Long-Term Obligations

Long-term obligations are as follows:

(In thousands)	January 3, 2026	December 28, 2024
Revolving Credit Facility, due 2030	$366,707	$278,384
Senior Promissory Notes, due 2026 to 2028	4,990	6,660
Finance Leases, due 2026 to 2029	1,781	2,023
Other Borrowings, due 2026 to 2031	1,023	1,460
Total	374,501	288,527
Less: Current Maturities of Long-Term Obligations	(3,129)	(3,376)
Long-Term Obligations	$371,372	$285,151

See Note 10, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value information related to the Company's long-term obligations.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
Revolving Credit Facility
On September 26, 2025, the Company entered into an eighth amendment and joinder (Eighth Amendment) to its unsecured multi-currency revolving credit facility, originally dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). The Eighth Amendment, among other things, increased the Company's aggregate borrowing capacity from $400,000,000 to $750,000,000 and extended the maturity date from November 30, 2027 to September 26, 2030. In addition to the increased committed borrowing capacity, an uncommitted, unsecured incremental borrowing facility of $200,000,000 continues to be available under the Credit Agreement.
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
Obligations under the Credit Agreement, which includes customary events of default under such financing arrangements, may be accelerated upon the occurrence of an event of default. In addition, the Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to maintain a maximum consolidated leverage ratio of 3.75 to 1, or, if the Company elects, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, 4.25 to 1, and limitations on making certain restricted payments (including dividends and stock repurchases).
Loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company.
At year-end 2025, the outstanding balance under the Credit Agreement was $366,707,000, which included $92,707,000 of euro-denominated borrowings. The Company had $383,175,000 of borrowing capacity available at year-end 2025, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 4.49% as of January 3, 2026 and 5.27% as of December 28, 2024.
During 2025, the Company incurred $2,645,000 of debt issuance costs related to the Eighth Amendment. Unamortized debt issuance costs related to the Credit Agreement, included in other assets in the accompanying consolidated balance sheet, were $3,129,000 at January 3, 2026 and $993,000 at December 28, 2024 and are being amortized to interest expense using the straight-line method.

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

Debt Compliance
At year-end 2025, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for vehicles. See Note 9, Leases, for further information relating to the Company's finance leases.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
Other Borrowings
At year-end 2025, other borrowings consisted of $1,023,000 of debt obligations, which have maturity dates ranging from 2026 to 2031 and interest rates of up to 1.70%.

Annual Repayment Requirements
The following schedule presents the annual repayment requirements for the Company’s long-term obligations, excluding finance leases, as of year-end 2025.

(In thousands)	Total
2026	$2,146
2027	2,041
2028	1,770
2029	23
2030	366,729
2031	11
$372,720

7.    Commitments and Contingencies

Letters of Credit and Bank Guarantees
Outstanding letters of credit and bank guarantees issued on behalf of the Company, principally relating to customer deposit guarantees and performance obligations, totaled $16,353,000 at year-end 2025. Certain of the Company's contracts require the Company to provide a standby letter of credit or bank guarantee to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit and bank guarantees expire without being drawn by the beneficiary.

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest-bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $9,556,000 at year-end 2025 and $7,952,000 at year-end 2024 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
8.    Other Costs, Net

The components of other costs, net are as follows:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Restructuring and Impairment Costs	$442	$—	$766
Other Costs (Income)	871	658	(43)
	$1,313	$658	$723
Restructuring and Impairment Costs
Restructuring Costs
In 2025, the Company incurred restructuring costs of $155,000 within its Industrial Processing segment primarily consisting of severance costs associated with the termination of two employees in connection with the closure of a small business in Europe.
In 2023, the Company incurred restructuring and impairment costs of $400,000 within its Flow Control segment related to the consolidation of a small manufacturing operation into a larger facility in Germany. These charges consisted of severance costs of $335,000 for the termination of 10 employees, facility and other closure costs of $29,000, and asset-write downs of $36,000. The Company also incurred restructuring costs of $366,000 in 2023 within its Flow Control segment related to the termination of a contract at one of its operations in Germany.
A summary of the changes in accrued restructuring costs related to the 2023 restructuring plans are as follows:

(In thousands)	Severance Costs	Contract Termination Costs	Facility and Other Closure Costs	Total
Provision	$335	$366	$29	$730
Usage	(138)	(63)	(29)	(230)
Currency translation	4	10	—	14
Balance at December 30, 2023	$201	$313	$—	$514
Usage	(195)	(303)	—	(498)
Currency translation	(6)	(10)	—	(16)
Balance at December 28, 2024	$—	$—	$—	$—
Impairment Costs
In 2025, the Company recognized a non-cash impairment charge of $287,000 within its Industrial Processing segment related to certain previously acquired technology that will no longer be utilized as a result of new technology obtained in connection with a 2025 acquisition.

Other Costs (Income)
In 2025, the Company recognized land remediation costs of $871,000 within its Industrial Processing segment related to the prior-period sale of a manufacturing facility and associated land use rights by one of its subsidiaries in China.
In 2024, the Company recognized a loss of $658,000 within its Flow Control segment from the recognition of a currency translation adjustment associated with the liquidation of a small foreign subsidiary.
In 2023, within its Industrial Processing segment, the Company recognized income of $841,000 related to the outsourcing of demolition and cleanup of the then existing manufacturing facility in China and the sale of the remaining fixed assets. In addition, the Company incurred relocation costs of $798,000 in 2023 related to the transfer of machinery and equipment and administrative offices to the new manufacturing facility.

9.     Leases

The Company enters into operating and finance lease commitments primarily for its manufacturing and office space, vehicles, and equipment that expire on various dates through 2041, some of which include assumed options to extend the lease term for up to 10 years. In addition, the Company leases land associated with certain of its buildings in Canada and China under long-term leases expiring in 2032 to 2071. The lease in Canada also includes an assumed option to extend the term for up to 10 years.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
The components of lease expense are as follows:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Operating Lease Cost (a)	$10,333	$8,153	$6,355
Short-Term Lease Cost	833	810	698
Finance Lease Cost:
ROU asset amortization	$1,198	$1,168	$1,103
Interest on lease liabilities	96	100	74
Total Finance Lease Cost	1,294	1,268	1,177
Total Lease Costs	$12,460	$10,231	$8,230
(a) Includes variable lease costs of $904,000 in 2025, $747,000 in 2024, and $961,000 in 2023.

Supplemental cash flow information related to leases is as follows:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows from operating leases	$9,096	$8,282	$6,475
Operating cash flows from finance leases	$96	$100	$74
Financing cash flows from finance leases	$1,216	$1,169	$1,100

ROU Assets Obtained in Exchange for Lease Obligations:
Operating leases (a)	$13,171	$17,496	$8,120
Finance leases	$1,156	$1,598	$989
(a) Includes ROU assets of $4,425,000 in 2025 and $10,847,000 in 2024 obtained in connection with the Company's acquisitions.

Supplemental balance sheet information related to leases is as follows:

(In thousands)	Balance Sheet Line Item	January 3, 2026	December 28, 2024
Operating Leases:
ROU assets	Other assets	$43,243	$36,484
Total operating lease assets		$43,243	$36,484

Short-term liabilities	Other current liabilities	$8,202	$6,548
Long-term liabilities	Other long-term liabilities	33,072	27,768
Total operating lease liabilities		$41,274	$34,316

Finance Leases:
ROU assets, at cost	Property, plant, and equipment, at cost	$4,197	$4,077
ROU assets accumulated amortization	Accumulated depreciation and amortization	(2,448)	(2,094)
ROU assets, net	Property, plant, and equipment, net	$1,749	$1,983

Short-term obligations	Current maturities of long-term obligations	$983	$1,075
Long-term obligations	Long-term obligations	798	948
Total finance lease liabilities		$1,781	$2,023

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements

	January 3, 2026	December 28, 2024
Weighted Average Remaining Lease Term (in years):
Operating leases	7.5	8.0
Finance leases	2.0	2.1

Weighted Average Discount Rate:
Operating leases	4.63%	4.52%
Finance leases	5.07%	5.11%

As of January 3, 2026, future lease payments for lease liabilities are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
2026	$9,802	$1,045
2027	8,292	595
2028	6,006	227
2029	4,685	2
2030	4,314	—
2031 and Thereafter	16,351	—
Total Future Lease Payments	49,450	1,869
Less: Imputed Interest	(8,176)	(88)
Present Value of Lease Payments	$41,274	$1,781

As of January 3, 2026, the Company had no significant operating and finance leases that had not yet commenced.

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
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of January 3, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$14,139	$—	$—	$14,139
Banker's acceptance drafts (b)	$—	$9,115	$—	$9,115
Liabilities:
Contingent consideration (c)	$—	$—	$1,941	$1,941

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements

	Fair Value as of December 28, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$21,248	$—	$—	$21,248
Banker's acceptance drafts (b)	$—	$5,299	$—	$5,299
Liabilities:
Forward currency-exchange contracts (d)	$—	$39	$—	$39
Contingent consideration (c)	$—	$—	$1,678	$1,678
(a)Included in cash and cash equivalents in the accompanying consolidated balance sheet.
(b)Included in accounts receivable in the accompanying consolidated balance sheet.
(c)Included in other-long term liabilities in the accompanying consolidated balance sheet.
(d)Included in other current liabilities in the accompanying consolidated balance sheet.

The Company uses the market approach technique to value its Level 1 and Level 2 financial assets and liabilities, and there were no changes in valuation techniques during 2025. Banker's acceptance drafts are carried at face value which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The Company uses the income approach technique to estimate the fair value of its Level 3 contingent consideration, including valuation models that incorporate probability adjusted assumptions and simulations related to the achievement of milestones and the likelihood of making the related payment. The unobservable inputs used in the fair value measurements include the probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rates. Projected contingent consideration related to revenue-based payments are discounted back to the current period using a discounted cash flow model. Changes to the fair value of contingent consideration can result from changes to one or multiple inputs, including the discount rate, projected revenue, revenue volatility, and the assumed probabilities of successful achievement of certain revenue targets. There were no changes in the valuation techniques or significant unobservable inputs used in measuring the contingent consideration.
The following table provides a rollforward of the change in the fair value of the contingent consideration as determined by Level 3 inputs:

(In thousands)	Total
Balance Measured at Inception (Note 2)	$1,785
Currency translation	(107)
Balance at December 28, 2024	1,678
Interest accretion	134
Currency translation	129
Balance at January 3, 2026	$1,941
The carrying value and fair value of the Company's debt obligations, excluding lease obligations, are as follows:

	January 3, 2026		December 28, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$366,707	$366,707	$278,384	$278,384
Senior promissory notes	4,990	4,981	6,660	6,511
Other	1,023	1,023	1,460	1,460
	$372,720	$372,711	$286,504	$286,355

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
The carrying value of the revolving credit facility approximates the fair value as the obligation bears variable rates of interest, which adjust frequently, based on prevailing market rates. The fair value of the revolving credit facility is based on observable market interest rates and credit spreads available for similar instruments, which represent Level 2 measurements. The fair values of the senior promissory notes are primarily calculated based on quoted market rates plus an applicable margin available to the Company at the respective period ends, which represent Level 2 measurements.

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
The following is a brief description of the Company's reportable segments:
•Flow Control – Custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, paper and tissue, food, energy, defense, and numerous other industrial sectors. The Company's primary products include rotary sealing devices, steam systems, expansion joints, doctor systems, roll and fabric cleaning devices, and filtration and fiber recovery systems.
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
•Material Handling – Products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the aggregates, mining, food, and waste management industries, among others. The Company's primary products include conveying and vibratory equipment and balers. In addition, the Company manufactures and sells biodegradable, absorbent granules used as carriers in agricultural, home lawn and garden, professional lawn, turf and ornamental applications, and for oil and grease absorption.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
The following tables present financial information for the Company's reportable segments:

January 3, 2026
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$382,866	$409,489	$259,893	$1,052,248
Cost of revenue	182,450	233,300	160,770	576,520
Gross Profit	200,416	176,189	99,123	475,728
Gross Profit Margin	52.3%	43.0%	38.1%	45.2%
Operating Expenses:
Selling expenses	58,422	44,841	27,273	130,536
General and administrative expenses	37,755	38,408	17,837	94,000
Research and development expenses	5,580	7,441	2,243	15,264
Intangible asset amortization expense	5,616	11,764	10,915	28,295
Other segment items (a)	235	5,987	(386)	5,836
Segment Operating Income	$92,808	$67,748	$41,241	$201,797
Segment Operating Income Margin	24.2%	16.5%	15.9%
Corporate Expenses (b)				(44,509)
Interest Expense, Net (c)				(13,642)
Other Expense, Net (c)				(61)
Income Before Provision for Income Taxes				$143,585

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (d)	$7,536	$10,640	$4,697	$51	$22,924
Segment assets (e)	450,911	826,062	411,813	23,392	1,712,178
Capital expenditures	6,051	5,543	5,309	145	17,048

December 28, 2024
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$371,177	$432,738	$249,469	$1,053,384
Cost of revenue	176,340	252,068	158,828	587,236
Gross Profit	194,837	180,670	90,641	466,148
Gross Profit Margin	52.5%	41.8%	36.3%	44.3%
Operating Expenses:
Selling expenses	55,326	42,008	24,592	121,926
General and administrative expenses	35,686	33,638	16,668	85,992
Research and development expenses	5,874	6,231	2,213	14,318
Intangible asset amortization expense	5,260	11,094	12,686	29,040
Other segment items (a)	1,079	1,076	409	2,564
Segment Operating Income	$91,612	$86,623	$34,073	$212,308
Segment Operating Income Margin	24.7%	20.0%	13.7%
Corporate Expenses (b)				(41,056)
Interest Expense, Net (c)				(18,113)
Other Expense, Net (c)				(69)
Income Before Provision for Income Taxes				$153,070

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements

December 28, 2024 (continued)
(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (d)	$6,675	$9,513	$4,310	$49	$20,547
Segment assets (e)	431,536	569,817	411,178	17,814	1,430,345
Capital expenditures	7,225	8,121	5,638	21	21,005

December 30, 2023
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$363,451	$354,703	$239,518	$957,672
Cost of revenue	175,144	212,247	153,975	541,366
Gross Profit	188,307	142,456	85,543	416,306
Gross Profit Margin	51.8%	40.2%	35.7%	43.5%
Operating Expenses:
Selling expenses	51,315	31,660	19,978	102,953
General and administrative expenses	33,625	27,747	13,836	75,208
Research and development expenses	4,865	6,834	1,843	13,542
Intangible asset amortization expense	2,953	6,355	9,140	18,448
Other segment items (a)	300	579	54	933
Segment Operating Income	$95,249	$69,281	$40,692	$205,222
Segment Operating Income Margin	26.2%	19.5%	17.0%
Corporate Expenses (b)				(39,465)
Interest Expense, Net (c)				(6,640)
Other Expense, Net (c)				(101)
Income Before Provision for Income Taxes				$159,016

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (d)	$6,094	$5,443	$3,239	$73	$14,849
Segment assets (e)	391,719	443,189	326,226	14,531	1,175,665
Capital expenditures (f)	5,920	22,068	3,834	28	31,850
(a)Includes acquisition costs, net indemnification asset reversals associated with uncertain tax positions, restructuring and impairment costs, and certain other income or expense.
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
(f)Included within the Industrial Processing segment are capital expenditures of $7,424,000 in 2023 related to the construction of a new manufacturing facility in China.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
The following tables present the Company’s revenue and long-lived assets by geographical area:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Geographical Information
Revenue (a):
United States	$534,041	$521,528	$448,600
Canada	104,169	114,257	73,183
China	62,604	75,896	81,458
Germany	44,246	43,858	43,036
Other	307,188	297,845	311,395
	$1,052,248	$1,053,384	$957,672

Long-lived Assets (b):
United States	$91,655	$82,048	$48,394
China	23,438	23,346	24,380
Germany	21,022	19,310	20,953
Finland	19,667	18,114	19,958
Canada	9,622	10,301	9,136
Other	31,252	17,212	17,683
	$196,656	$170,331	$140,504
(a)Revenue is attributed to countries based on customer location.
(b)Represents property, plant, and equipment, net.

12.    Earnings per Share

Basic and diluted EPS were calculated as follows:

(In thousands, except per share amounts)	January 3, 2026	December 28, 2024	December 30, 2023
Net Income Attributable to Kadant	$101,969	$111,598	$116,069

Basic Weighted Average Shares	11,773	11,739	11,700
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	21	32	29
Diluted Weighted Average Shares	11,794	11,771	11,729

Basic Earnings per Share	$8.66	$9.51	$9.92
Diluted Earnings per Share	$8.65	$9.48	$9.90
The effect of outstanding and unvested RSUs of the Company's common stock totaling 14,400 shares in 2025, 15,600 shares in 2024, and 17,100 shares in 2023 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

13.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying consolidated balance sheet.

Kadant Inc.	2025 Financial Statements
Notes to Consolidated Financial Statements
Changes in each component of AOCI, net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Total
Balance at December 28, 2024	$(72,416)	$48	$(72,368)
Other comprehensive items before reclassifications	37,047	(17)	37,030
Reclassifications from AOCI	—	(11)	(11)
Net current period other comprehensive items	37,047	(28)	37,019
Balance at January 3, 2026	$(35,369)	$20	$(35,349)

Amounts reclassified out of AOCI are as follows:

(In thousands)	January 3, 2026	December 28, 2024	December 30, 2023	Statement of Income Line Item
Foreign Currency Translation
Cumulative translation adjustment (a)	$—	$(658)	$—	Other costs, net

Retirement Benefit Plans
Recognized actuarial gain (loss), net	3	(4)	(9)	Other expense, net
Amortization of prior service cost, net	11	(8)	(9)	Other expense, net
Total benefit (expense) before income taxes	14	(12)	(18)
Income tax (benefit) provision	(3)	4	5	Provision for income taxes
	$11	$(8)	$(13)

Cash Flow Hedges
Interest rate swap agreements (b)	$—	$—	$136	Interest expense
Forward currency-exchange contracts	—	(50)	—	SG&A expense
Total (expense) income before income taxes	—	(50)	136
Income tax benefit (provision)	—	12	(37)	Provision for income taxes
	—	(38)	99
Total Reclassifications	$11	$(704)	$86
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

14.    Subsequent Event
On January 29, 2026, the Company entered into a definitive agreement to acquire the shares of voestalpine BÖHLER Profil GmbH & Co KG and voestalpine BÖHLER Profil VerwaltungsGmbH (collectively, voestalpine BÖHLER Profil), a global supplier of tailor-made special profiles with complex geometries and high-performance industrial knives, for approximately 157,000,000 euros in cash, subject to certain customary adjustments. The closing of this acquisition is subject to receipt of certain Austrian regulatory approvals and the satisfaction of customary closing conditions, and will be financed primarily through borrowings under the Company's revolving credit facility. Upon closing, voestalpine BÖHLER Profil will become part of the Company's Industrial Processing segment and its name will change to Kadant Profil GmbH & Co KG.