Form 10-Q
period 2026-04-04
KADANT INC
filed 2026-05-13
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2026, the registrant had 11,808,462 shares of common stock outstanding.

Kadant Inc.
Report on Form 10-Q
For the Quarterly Period Ended April 4, 2026

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	April 4, 2026	January 3, 2026
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$117,025	$119,551
Restricted cash	2,792	3,130
Accounts receivable, net of allowances of $5,334 and $5,149	172,376	158,567
Inventories	214,831	206,854
Contract assets	5,921	6,599
Other current assets	49,698	47,232
Total Current Assets	562,643	541,933
Property, Plant, and Equipment, net of accumulated depreciation of $178,135 and $173,586	193,286	196,656
Other Assets	66,465	67,592
Intangible Assets, Net (Note 1)	341,170	350,376
Goodwill (Note 1)	551,088	555,621
Total Assets	$1,714,652	$1,712,178

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 5)	$3,161	$3,129
Accounts payable	55,481	53,362
Accrued payroll and employee benefits	37,906	47,348
Accrued warranty costs	10,491	11,848
Customer deposits	64,466	56,867
Advanced billings	10,190	9,605
Other current liabilities	45,739	46,012
Total Current Liabilities	227,434	228,171
Long-Term Obligations (Note 5)	360,200	371,372
Long-Term Deferred Income Taxes	63,378	62,479
Other Long-Term Liabilities	57,491	59,089

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	136,360	138,844
Retained earnings	966,899	945,641
Treasury stock at cost, 2,815,702 and 2,835,165 shares	(68,996)	(69,473)
Accumulated other comprehensive items (Note 7)	(38,805)	(35,349)
Total Kadant Stockholders' Equity	995,604	979,809
Noncontrolling interests	10,545	11,258
Total Stockholders' Equity	1,006,149	991,067
Total Liabilities and Stockholders' Equity	$1,714,652	$1,712,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
(In thousands, except per share amounts)
Revenue (Notes 1 and 9)	$281,505	$239,210

Costs and Operating Expenses:
Cost of revenue	154,802	128,880
Selling, general, and administrative expenses	82,538	71,221
Research and development expenses	4,056	3,523
	241,396	203,624
Operating Income	40,109	35,586
Interest Income	351	517
Interest Expense	(4,484)	(3,822)
Other Expense, Net	(13)	(16)
Income Before Provision for Income Taxes	35,963	32,265
Provision for Income Taxes (Note 4)	10,142	7,828
Net Income	25,821	24,437
Net Income Attributable to Noncontrolling Interests	(312)	(374)
Net Income Attributable to Kadant	$25,509	$24,063

Earnings per Share Attributable to Kadant (Note 3)
Basic	$2.16	$2.05
Diluted	$2.16	$2.04

Weighted Average Shares (Note 3)
Basic	11,794	11,760
Diluted	11,802	11,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
(In thousands)
Net Income	$25,821	$24,437
Other Comprehensive Items:
Foreign currency translation adjustment	(3,486)	10,009
Pension and other post-retirement liability adjustments, net (net of tax (benefit) provision of $(2) and $1)	(5)	4
Other comprehensive items	(3,491)	10,013
Comprehensive Income	22,330	34,450
Comprehensive Income Attributable to Noncontrolling Interests	(277)	(443)
Comprehensive Income Attributable to Kadant	$22,053	$34,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
(In thousands)
Operating Activities
Net income attributable to Kadant	$25,509	$24,063
Net income attributable to noncontrolling interests	312	374
Net income	25,821	24,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,647	12,013
Stock-based compensation expense	2,916	2,757
Provision for (recovery of) losses on accounts receivable	272	(240)
Other items, net	3,509	2,337
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,323)	(1,068)
Contract assets	697	6,310
Inventories	(9,214)	(5,516)
Other assets	(1,635)	(1,368)
Accounts payable	2,522	(1,658)
Customer deposits	7,308	(827)
Other liabilities	(10,604)	(14,342)
Net cash provided by operating activities	21,916	22,835

Investing Activities
Acquisition holdback payment (Note 2)	(1,157)	—
Purchases of property, plant, and equipment	(3,258)	(3,836)
Proceeds from sale of property, plant, and equipment	489	—
Net cash used in investing activities	(3,926)	(3,836)

Financing Activities
Proceeds from issuance of long-term obligations	9,000	8,000
Repayment of short- and long-term obligations	(19,129)	(22,563)
Tax withholding payments related to stock-based compensation	(4,923)	(6,036)
Dividends paid	(4,008)	(3,762)
Proceeds from issuance of Company common stock	—	2,101
Dividends paid to noncontrolling interests	(990)	(825)
Net cash used in financing activities	(20,050)	(23,085)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(804)	1,945

Decrease in Cash, Cash Equivalents, and Restricted Cash	(2,864)	(2,141)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	122,681	95,946
Cash, Cash Equivalents, and Restricted Cash at End of Period	$119,817	$93,805

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended April 4, 2026
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 3, 2026	14,624,159	$146	$138,844	$945,641	2,835,165	$(69,473)	$(35,349)	$11,258	$991,067
Net income	—	—	—	25,509	—	—	—	312	25,821
Dividend declared – Common Stock, $0.36 per share	—	—	—	(4,251)	—	—	—	—	(4,251)
Activity under stock plans	—	—	(2,484)	—	(19,463)	477	—	—	(2,007)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(990)	(990)
Other comprehensive items	—	—	—	—	—	—	(3,456)	(35)	(3,491)
Balance at April 4, 2026	14,624,159	$146	$136,360	$966,899	2,815,702	$(68,996)	$(38,805)	$10,545	$1,006,149

	Three Months Ended March 29, 2025
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 28, 2024	14,624,159	$146	$130,180	$859,693	2,878,080	$(70,524)	$(72,368)	$11,001	$858,128
Net income	—	—	—	24,063	—	—	—	374	24,437
Dividend declared – Common Stock, $0.34 per share	—	—	—	(4,004)	—	—	—	—	(4,004)
Activity under stock plans	—	—	(1,908)	—	(29,780)	729	—	—	(1,179)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(825)	(825)
Other comprehensive items	—	—	—	—	—	—	9,944	69	10,013
Balance at March 29, 2025	14,624,159	$146	$128,272	$879,752	2,848,300	$(69,795)	$(62,424)	$10,619	$886,570

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at April 4, 2026, its results of operations, comprehensive income, cash flows and stockholders' equity for the three-month periods ended April 4, 2026 and March 29, 2025. Interim results are not necessarily indicative of results for a full year or for any other interim period.
The condensed consolidated balance sheet presented as of January 3, 2026 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (Annual Report). The condensed consolidated financial statements and related notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report.

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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three months ended April 4, 2026.

Supplemental Cash Flow Information

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Cash Paid for Interest	$4,253	$3,657
Cash Paid for Income Taxes, Net of Refunds	$9,457	$11,109

Non-Cash Investing Activities:
Reduction in fair value of assets acquired	$1,490	$—
Reduction in fair value of liabilities assumed	$1,490	$—
Purchases of property, plant, and equipment in accounts payable	$1,296	$463

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$5,626	$5,033
Dividends declared but unpaid	$4,251	$4,004

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	April 4, 2026	January 3, 2026	March 29, 2025	December 28, 2024
Cash and cash equivalents	$117,025	$119,551	$91,678	$94,660
Restricted cash	2,792	3,130	2,127	1,286
Total Cash, Cash Equivalents, and Restricted Cash	$119,817	$122,681	$93,805	$95,946

Inventories
The components of inventories are as follows:

	April 4, 2026	January 3, 2026
(In thousands)
Raw Materials	$92,102	$92,674
Work in Process	51,760	44,455
Finished Goods (includes $5,095 and $3,556 at customer locations)	70,969	69,725
	$214,831	$206,854

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
April 4, 2026
Definite-Lived
Customer relationships	$414,746	$(154,612)	$(5,197)	$254,937
Product technology	96,744	(56,416)	(2,086)	38,242
Tradenames	23,926	(6,439)	(401)	17,086
Other	25,221	(22,535)	(563)	2,123
	560,637	(240,002)	(8,247)	312,388
Indefinite-Lived
Tradenames	29,059	—	(277)	28,782
Acquired Intangible Assets	$589,696	$(240,002)	$(8,524)	$341,170

January 3, 2026
Definite-Lived
Customer relationships	$414,629	$(148,139)	$(4,483)	$262,007
Product technology	96,744	(54,929)	(2,076)	39,739
Tradenames	23,926	(6,106)	(366)	17,454
Other	25,221	(22,443)	(574)	2,204
	560,520	(231,617)	(7,499)	321,404
Indefinite-Lived
Tradenames	29,059	—	(87)	28,972
Acquired Intangible Assets	$589,579	$(231,617)	$(7,586)	$350,376

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

Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at January 3, 2026
Gross balance	$139,759	$306,319	$195,081	$641,159
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	139,759	220,781	195,081	555,621
2026 Activity
Measurement period adjustments for 2025 acquisitions	—	(1,566)	—	(1,566)
Currency translation	(1,223)	(1,258)	(486)	(2,967)
Total 2026 activity	(1,223)	(2,824)	(486)	(4,533)
Balance at April 4, 2026
Gross balance	138,536	303,495	194,595	636,626
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$138,536	$217,957	$194,595	$551,088

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
The changes in the carrying amount of product warranty obligations are as follows:

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Balance at Beginning of Year	$11,848	$10,664
Provision charged to expense	522	1,009
Usage	(1,854)	(1,728)
Currency translation	(25)	171
Balance at End of Period	$10,491	$10,116

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents revenue by revenue recognition method:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025
Point in Time	$266,160	$217,668
Over Time	15,345	21,542
	$281,505	$239,210

The Company disaggregates its revenue from contracts with customers by reportable segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2026	2025
Revenue by Product Type:
Parts and consumables	$209,499	$179,308
Capital	72,006	59,902
	$281,505	$239,210

Revenue by Geography (based on customer location):
North America	$166,563	$159,870
Europe	62,202	49,341
Asia	30,756	18,702
Rest of world	21,984	11,297
	$281,505	$239,210
See Note 9, Business Segment Information, for information on the disaggregation of revenue by reportable segment.

The following table presents contract balances from contracts with customers:

	April 4, 2026	January 3, 2026
(In thousands)
Contract Assets	$5,921	$6,599
Contract Liabilities	$76,852	$69,093

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
The Company recognized revenue of $32,008,000 in the first quarter of 2026 and $17,559,000 in the first quarter of 2025 that was included in the contract liabilities balance at the beginning of 2026 and 2025, respectively. The majority of the Company's contracts for capital equipment products have an original expected duration of one year or less. Certain capital equipment product contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations was $26,575,000 as of April 4, 2026. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 80% of which is expected to occur within the next twelve months and the remaining 20% thereafter.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note Receivable
The Company entered into several agreements with the local government in China, which became effective in 2022, to sell its then-existing manufacturing building and land use rights at one of its subsidiaries in China and relocate to a new facility. The Company received a 31% down payment, with the remaining balance due on the earlier of the sale of the property by the local government or two years from the effective date of the agreements. To date, the local government in China has made various interim payments and the outstanding receivable was $13,795,000 at April 4, 2026, which is included in other current assets in the accompanying condensed consolidated balance sheet. The Company expects this receivable will be repaid in full, although the timing is uncertain.

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $9,294,000 at April 4, 2026 and $9,115,000 at January 3, 2026, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At April 4, 2026, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including 100% bonus depreciation, domestic research cost expensing pursuant to Internal Revenue Code Section 174, and changes to the calculation of the interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was no material impact from the OBBBA provisions during the

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

three months ended April 4, 2026. The Company will continue to monitor the impact of the OBBBA and any additional clarifications or interpretive guidance related to the OBBBA as it is released.

Recent Accounting Pronouncements
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Topic 220). In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, to disaggregate operating expense into specific categories to provide enhanced transparency into the nature and function of expenses. This ASU is effective for fiscal year-end 2027 and interim periods beginning in fiscal 2028, with early adoption permitted and may be applied retrospectively. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU No. 2025-05, to provide for a practical expedient permitting an entity to assume that conditions at the balance sheet date remained unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets accounted for under ASC 606, Revenue from Contracts with Customers. The Company adopted this ASU during the first quarter of 2026, which did not have an impact on its consolidated financial statements.
Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, FASB issued ASU No. 2025-06 which improves the practicality of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. Under this ASU, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, it is probable that the project will be completed, and the software will be used to perform the function intended. This ASU is effective for fiscal year 2028, with early adoption permitted and may be applied retrospectively. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU No. 2025-11, which clarifies the guidance to improve the consistency of interim reporting. This ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the entity. This ASU is effective for fiscal year 2028, with early adoption permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

2.    Acquisitions

The Company's acquisitions are accounted for using the acquisition method of accounting and the results of the acquired businesses are included in its condensed consolidated financial statements from the date of acquisition. Historically, acquisitions have been made at prices above the fair value of identifiable net assets, resulting in goodwill. Acquisition costs were $674,000 in the first quarter of 2026 and are included in selling, general and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income.

2026
See Note 11, Subsequent Events, for information regarding the Company's April 2026 acquisition.

2025
During the three months ended April 4, 2026, the Company recorded measurement period adjustments related to its acquisitions of Babbini S.p.A. and G.P.S. Engineering S.r.l (collectively, Babbini), acquired on July 9, 2025, and Clyde Industries Holdings, Inc. and its subsidiaries (collectively, Clyde Industries), acquired on October 7, 2025. These adjustments reflect new information obtained about facts and circumstances that existed as of the respective acquisition dates and resulted in revisions to the preliminary purchase price allocations. The measurement period adjustments were not material to the Company's financial position or results of operations for the three months ended April 4, 2026.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the aggregate estimated fair values of assets acquired and liabilities assumed in connection with the acquisitions of Babbini and Clyde Industries.

(In thousands)	Total
Cash and Cash Equivalents	$10,304
Accounts Receivable	22,991
Inventories	39,511
Other Current Assets	4,588
Property, Plant and Equipment	23,036
Other Assets	4,929
Definite-Lived Intangible Assets
Customer relationships	80,580
Tradenames	7,390
Product technology	4,825
Goodwill	55,731
Total assets acquired	$253,885

Accounts Payable	$6,790
Customer Deposits	9,831
Other Current Liabilities	14,103
Long-Term Obligations	91
Deferred Income Taxes	17,054
Other Long-Term Liabilities	5,499
Total liabilities assumed	53,368
Net assets acquired	$200,517

Purchase Price:
Cash Paid	$200,517

The Company is continuing to evaluate certain components of the purchase price allocations related to its acquisitions of Babbini and Clyde Industries, and may record additional measurement period adjustments in future periods as new information becomes available. The Company expects the remaining purchase price adjustments will primarily relate to the valuation of deferred income taxes and inventory. The measurement period will not exceed one year from the respective acquisition dates.

2024
On August 21, 2024, the Company acquired a technology company, which is included in its Material Handling segment. The total purchase price was approximately $11,785,000, which included cash paid of $8,843,000, net of cash acquired, a post-closing holdback payment of $1,157,000, which was paid during the first quarter of 2026, and contingent consideration with a fair value of $1,785,000 as of the acquisition date. The contingent consideration is payable upon the achievement of certain revenue performance targets earned between June 30, 2025 and June 30, 2027. The maximum future value of the contingent consideration subject to payment is approximately $12,079,000, calculated using the foreign currency spot rate at April 4, 2026. The valuation of the contingent consideration is dependent on the following assumptions: the probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rate. See Note 8, Fair Value Measurements and Fair Value of Financial Instruments, for additional information related to the fair value of the contingent consideration assumed in the acquisition.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended
(In thousands, except per share amounts)	April 4, 2026	March 29, 2025
Net Income Attributable to Kadant	$25,509	$24,063

Basic Weighted Average Shares	11,794	11,760
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	8	16
Diluted Weighted Average Shares	11,802	11,776

Basic Earnings per Share	$2.16	$2.05

Diluted Earnings per Share	$2.16	$2.04

The effect of outstanding and unvested restricted stock units (RSUs) of the Company’s common stock totaling 46,000 shares in the first quarter of 2026 and 26,000 shares in the first quarter of 2025 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the respective reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $10,142,000 in the first quarter of 2026 and $7,828,000 in the first quarter of 2025.
The effective tax rate of 28.2% in the first quarter of 2026 was higher than the Company’s statutory rate of 21% primarily due to the distribution of the Company’s worldwide earnings, nondeductible expenses, and state taxes.
The effective tax rate of 24.3% in the first quarter of 2025 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company's worldwide earnings, and state taxes. These items were offset in part by net excess income tax benefits from stock-based compensation arrangements, the reversal of tax reserves associated with uncertain tax positions, and foreign tax credits.

5.    Long-Term Obligations

Long-term obligations are as follows:

	April 4, 2026	January 3, 2026
(In thousands)
Revolving Credit Facility, due 2030	$355,411	$366,707
Senior Promissory Notes, due 2026 to 2028	4,990	4,990
Finance Leases, due 2026 to 2029	2,105	1,781
Other Borrowings, due 2026 to 2031	855	1,023
Total	363,361	374,501
Less: Current Maturities of Long-Term Obligations	(3,161)	(3,129)
Long-Term Obligations	$360,200	$371,372

See Note 8, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
The Company's unsecured multi-currency revolving credit facility dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on September 26, 2030 and has a borrowing capacity of $750,000,000, in addition to an uncommitted, unsecured incremental borrowing facility of $200,000,000. Interest on borrowings outstanding under the Credit Agreement accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate,

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

as defined, plus an applicable margin of 0.25% to 1.25%, or (ii) Eurocurrency Rate, Term SOFR, Term CORRA, AUD Rate, and RFR, as applicable and defined, plus an applicable margin of 1.25% to 2.25%. The margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $50,000,000, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. Additionally, the Credit Agreement requires the payment of a commitment fee payable in arrears on the available committed borrowing capacity under the Credit Agreement, which ranges from 0.150% to 0.350%.
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
As of April 4, 2026, the outstanding balance under the Credit Agreement was $355,411,000, which included $78,411,000 of euro-denominated borrowings. The Company had $394,600,000 of committed borrowing capacity available as of April 4, 2026, which was primarily calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility. See Note 11, Subsequent Events, for details on the Company's borrowings to fund its April 2026 acquisition.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 4.52% as of April 4, 2026 and 4.49% as of January 3, 2026.

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

Debt Compliance
As of April 4, 2026, the Company was in compliance with the covenants related to its debt obligations.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,916,000 in the first quarter of 2026 and $2,757,000 in the first quarter of 2025 within SG&A expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled $17,329,000 at April 4, 2026, which will be recognized over a weighted average period of 2.0 years.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Non-Employee Director RSUs
On March 11, 2026, the Company granted an aggregate of 2,565 RSUs to its non-employee directors with an aggregate grant date fair value of $850,000. Twenty-five percent of the RSUs vest on the last day of each fiscal quarter in 2026, subject to the director's continued service through the applicable vesting date.

Performance-based RSUs
On March 10, 2026, the Company granted performance-based RSUs to certain of its officers, which represented, in aggregate, the right to receive 18,665 shares (target RSU amount), with an aggregate grant date fair value of $6,186,000. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the fiscal year, which is a specified target for adjusted earnings before interest, taxes, depreciation, and amortization (target adjusted EBITDA) generated from operations for the fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the target RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the target RSU amount. Actual adjusted EBITDA in excess of 115% results in an adjustment capped at 150% of the target RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2026 fiscal year, these performance-based RSUs will be forfeited. The Company recognizes compensation expense based on the probable number of performance-based RSUs expected to vest. Following the adjustment, the performance-based RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2027, 2028, and 2029, provided that the officer is employed by the Company on the applicable vesting dates.

Time-based RSUs
On March 10, 2026, the Company granted time-based RSUs representing 13,658 shares to certain of its officers and employees with an aggregate grant date fair value of $4,526,000. These time-based RSUs vest in three equal annual installments on March 10 of 2027, 2028, and 2029, provided that a recipient is employed by the Company on the applicable vesting dates.

7.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Total
Balance at January 3, 2026	$(35,369)	$20	$(35,349)
Other comprehensive items before reclassifications	(3,451)	(2)	(3,453)
Reclassifications from AOCI	—	(3)	(3)
Net current period other comprehensive items	(3,451)	(5)	(3,456)
Balance at April 4, 2026	$(38,820)	$15	$(38,805)

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of April 4, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$9,679	$—	$—	$9,679
Banker's acceptance drafts (b)	$—	$9,294	$—	$9,294
Liabilities:
Contingent consideration (c)	$—	$—	$2,002	$2,002

	Fair Value as of January 3, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$14,139	$—	$—	$14,139
Banker's acceptance drafts (b)	$—	$9,115	$—	$9,115
Liabilities:
Contingent consideration (c)	$—	$—	$1,941	$1,941
(a)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
(b)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(c)Included in other long-term liabilities in the accompanying condensed consolidated balance sheet.
The Company uses the market approach technique to value its Level 1 and Level 2 financial assets and liabilities, and there were no changes in valuation techniques during the first quarter of 2026. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument.
The Company uses the income approach technique to estimate the fair value of its Level 3 contingent consideration, including valuation models that incorporate probability adjusted assumptions and simulations related to the achievement of milestones and the likelihood of making the related payment. The unobservable inputs used in the fair value measurements include the probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rates. These assumptions were estimated based on a review of historical and projected results. Projected contingent consideration related to revenue-based payments are discounted back to the current period using a discounted cash flow model. Changes to the fair value of contingent consideration can result from changes to one or multiple inputs, including the discount rate, projected revenue, revenue volatility, and the assumed probabilities of successful achievement of certain revenue targets. There were no changes in the valuation techniques or significant unobservable inputs used in measuring the contingent consideration during the first quarter of 2026.
The following table provides a rollforward of the change in the fair value of the contingent consideration as determined by Level 3 inputs:

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Balance at Beginning of Year	$1,941	$1,678
Currency translation	61	21
Balance at End of Period	$2,002	$1,699

The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	April 4, 2026		January 3, 2026
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$355,411	$355,411	$366,707	$366,707
Senior promissory notes	4,990	5,058	4,990	4,981
Other	855	855	1,023	1,023
	$361,256	$361,324	$372,720	$372,711

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

9.    Business Segment Information

The Company is a global supplier of technologies and engineered systems that drive Sustainable Industrial Processing and operates in three reportable segments consisting of its Flow Control segment, Industrial Processing segment, and Material Handling segment. The Company aggregates its operating segments into its reportable segments where they contain similar products and economic characteristics, and share similar types of customers, and production and distribution methods. The Flow Control segment is comprised of its fluid-handling and its doctoring, cleaning, & filtration operating segments, and the Industrial Processing segment is comprised of its wood processing and its fiber processing operating segments.
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
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard, process timber, and optimize industrial steam boiler efficiency in the packaging, paper, tissue, wood products and food processing industries, among others. The Company's primary products include fiber processing systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers, custom-engineered knife systems, industrial boiler cleaning technologies, and continuous dewatering equipment.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present financial information for the Company's reportable segments:

Three Months Ended April 4, 2026
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$98,608	$123,038	$59,859	$281,505
Cost of revenue	46,642	70,747	37,413	154,802
Gross Profit	51,966	52,291	22,446	126,703
Gross Profit Margin	52.7%	42.5%	37.5%	45.0%
Operating Expenses:
Selling expenses	15,190	13,877	7,092	36,159
General and administrative expenses	10,008	11,826	4,765	26,599
Research and development expenses	1,395	2,084	577	4,056
Intangible asset amortization expense	1,270	4,427	2,688	8,385
Other segment items	(101)	164	(142)	(79)
Segment Operating Income	$24,204	$19,913	$7,466	$51,583
Segment Operating Income Margin	24.5%	16.2%	12.5%
Corporate Expenses (a)				(11,474)
Interest Expense, Net (b)				(4,133)
Other Expense, Net (b)				(13)
Income Before Provision for Income Taxes				$35,963

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,927	$3,110	$1,212	$13	$6,262
Capital expenditures	$1,022	$863	$1,236	$137	$3,258

Three Months Ended March 29, 2025
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$92,441	$89,524	$57,245	$239,210
Cost of revenue	43,168	50,076	35,636	128,880
Gross Profit	49,273	39,448	21,609	110,330
Gross Profit Margin	53.3%	44.1%	37.7%	46.1%
Operating Expenses:
Selling expenses	14,779	10,177	6,468	31,424
General and administrative expenses	8,813	8,387	4,241	21,441
Research and development expenses	1,351	1,606	566	3,523
Intangible asset amortization expense	1,493	2,378	2,828	6,699
Other segment items	85	68	(29)	124
Segment Operating Income	$22,752	$16,832	$7,535	$47,119
Segment Operating Income Margin	24.6%	18.8%	13.2%
Corporate Expenses (a)				(11,533)
Interest Expense, Net (b)				(3,305)
Other Expense, Net (b)				(16)
Income Before Provision for Income Taxes				$32,265

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended March 29, 2025 (continued)
(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,798	$2,347	$1,158	$11	$5,314
Capital expenditures	$1,509	$1,325	$999	$3	$3,836

	April 4, 2026	January 3, 2026
(In thousands)
Total Assets (d)
Flow Control	$459,804	$450,911
Industrial Processing	824,425	826,062
Material Handling	410,957	411,813
Corporate (e)	19,466	23,392
	$1,714,652	$1,712,178
(a)Primarily consists of general and administrative expenses.
(b)The Company does not allocate interest expense, net and other expense, net to its segments.
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

10.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $8,482,000 at April 4, 2026 and $9,556,000 at January 3, 2026 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

11.    Subsequent Events

Acquisition
On January 29, 2026, the Company entered into a definitive agreement to acquire the shares of voestalpine BÖHLER Profil GmbH & Co KG and voestalpine BÖHLER Profil VerwaltungsGmbH. The acquisition was completed on April 30, 2026 for 157,000,000 euros in cash, subject to certain customary adjustments. At closing, the company names were changed to Kadant Profil GmbH & Co KG and Kadant Profil Verwaltungs GmbH (collectively, Kadant Profil). Kadant Profil is a manufacturer of customized rolled profiles and industrial knife solutions for demanding industrial applications and is part of the

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company's Industrial Processing segment. The Company expects several synergies in connection with this acquisition, including expanding product sales into new markets by leveraging its global sales network and relationships, broadening its product portfolio, strengthening its position in the markets it serves, leveraging the acquired workforce, and achieving internal production efficiencies.
The excess of the purchase price for this acquisition over the fair value of the net assets acquired will be recorded as goodwill. The Company has not yet completed its preliminary assessment of the fair value of the assets acquired and liabilities assumed in this acquisition, including the valuation of intangible assets and goodwill, due to the proximity of the acquisition to the issuance of these condensed consolidated financial statements.

Borrowings Under the Credit Agreement
In April 2026, the Company borrowed 155,000,000 euros under its revolving credit facility, pursuant to the terms of the Credit Agreement, to fund the Kadant Profil acquisition.

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
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned Risk Factors, included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (Annual Report), as further amended in Part II, Item 1A, within this report, and as may be further amended and/or restated in subsequent filings with the SEC.

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
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard, process timber, and optimize industrial steam boiler efficiency in the packaging, paper, tissue, wood products, and food processing industries, among others. Our primary products include fiber processing systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers, custom-engineered knife systems, industrial boiler cleaning technologies, and continuous dewatering equipment.
•Material Handling – Products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the aggregates, mining, food, and waste management industries, among others. Our primary products include conveying and vibratory equipment and balers. In addition, we manufacture and sell biodegradable, absorbent granules used as carriers in agricultural, home lawn and garden, professional lawn, turf and ornamental applications, and for oil and grease absorption.
See Note 9, Business Segment Information, in the accompanying condensed consolidated financial statements for financial information on our reportable segments.

Industry and Business Overview
Consolidated bookings increased 19% to a record $320.8 million in the first quarter of 2026 compared to the fourth quarter of 2025 with increased demand across all three segments. Parts and consumables product bookings also reached a record level, increasing 15% compared to the fourth quarter of 2025, due in part to increased demand in anticipation of annual

KADANT INC.

maintenance shutdowns. Capital equipment product bookings increased 29% sequentially, reflecting improved customer confidence as tariff-related uncertainty eased. Customers, however, remain cautious with approvals for large capital projects pending greater clarity regarding input costs and broader economic conditions, which has more recently been impacted by the conflicts in the Middle East, resulting in a lengthening of quote-to-order times. This dynamic is more pronounced in our Industrial Processing segment, where average capital order values are significantly higher than in our other segments. We ended the quarter with a healthy backlog of $325.7 million.
Overall, we expect bookings in 2026 to exceed 2025 levels, largely driven by our Industrial Processing segment, where customer delays associated with pending orders from 2025 have resulted in a number of capital orders in the pipeline, combined with incremental contributions from our recent acquisitions. We continue to see long-term strength in our end markets as customers rely on our products to enhance productivity through more efficient production processes. Additionally, we anticipate incremental growth opportunities resulting from proposed and enacted legislation in the United States and internationally that is intended to stimulate investment.
An overview of our business by reportable segment is as follows:
•Flow Control – Our Flow Control segment bookings increased 19% compared to the fourth quarter of 2025, reflecting strong demand for both parts and consumables, as well as capital equipment products across all regions. This performance follows the last three quarters of 2025, where bookings were constrained as customers remained cautious regarding their capital spending decisions amid market uncertainty. We expect demand for both aftermarket parts and capital equipment products to increase in 2026 and continue to see long-term strength in our end markets.
•Industrial Processing – Our Industrial Processing segment bookings increased 19% compared to the fourth quarter of 2025, driven by strong demand for aftermarket parts. Demand for our capital equipment products also increased sequentially, but was negatively impacted by the volatility in capital project timing. Overall, we expect demand for our capital equipment products to strengthen in 2026, supported by the anticipated receipt of several large capital orders currently in the pipeline. In addition, we expect demand for our aftermarket parts to remain steady in 2026.
•Material Handling – Our Material Handling segment bookings increased 17% compared to the fourth quarter of 2025, primarily driven by higher demand for aftermarket parts primarily in North America. We expect steady demand for aftermarket parts and increased demand for capital equipment products in this segment in 2026.
Our global operations have been and continue to be impacted by complex market conditions fueled by tariff-related uncertainty, inflationary pressures, and geopolitical tensions. We expect our operating environment to continue to be challenging, especially for large capital equipment projects where the order timing is uncertain. However, we believe that the fundamentals of our business remain strong, supported by our solid market position in key product lines, experienced global operations teams, and long-term strength of our end markets. For more information related to these challenges, and other factors impacting our business, please see Risk Factors, included in Part I, Item 1A, of our Annual Report, as further amended in Part II, Item 1A, within this report, and as may be further amended and/or restated in subsequent filings with the SEC.

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

Global Trade
The United States has imposed tariffs in the past and more recently proposed and implemented new tariffs on certain imports, which has and will continue to increase the cost of some of the parts and equipment we import. In addition, foreign countries have implemented and may in the future implement additional retaliatory tariffs in response to these actions by the United States, which have negatively impacted and may in the future negatively impact our operations. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Risk Factors, included in Part I, Item 1A, of our Annual Report, as further amended in Part II, Item 1A, within this report, and as may be further amended and/or restated in subsequent filings with the SEC.

KADANT INC.

Acquisitions
We expect that a significant driver of our long-term growth will be through the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We have acquired several businesses in recent years and continue to pursue acquisition opportunities.
On April 30, 2026, we completed the acquisition of voestalpine BÖHLER Profil GmbH & Co KG and voestalpine BÖHLER Profil VerwaltungsGmbH for 157.0 million euros, subject to certain customary adjustments. At closing, the company names were changed to Kadant Profil GmbH & Co KG and Kadant Profil Verwaltungs GmbH (collectively, Kadant Profil). Kadant Profil is a manufacturer of customized rolled profiles and industrial knife solutions for demanding industrial applications and is part of our Industrial Processing segment.

Results of Operations

First Quarter 2026 Compared with First Quarter 2025

Revenue
The following table presents the change in revenue by segment between the first quarters of 2026 and 2025, and those changes excluding the effect of acquisitions and foreign currency translation which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by reportable segment in the first quarters of 2026 and 2025 is as follows:

	Three Months Ended		Increase		Acquisitions	Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	April 4, 2026	March 29, 2025		% Change			Increase (Decrease)	% Change
Flow Control	$98,608	$92,441	$6,167	7%	$—	$4,795	$1,372	1%
Industrial Processing	123,038	89,524	33,514	37%	33,984	3,487	(3,957)	(4)%
Material Handling	59,859	57,245	2,614	5%	—	1,556	1,058	2%
Consolidated	$281,505	$239,210	$42,295	18%	$33,984	$9,838	$(1,527)	(1)%

Consolidated revenue increased 18% in the first quarter of 2026, including a 14% increase from acquisitions. Organic revenue decreased 1%, as modest growth from aftermarket parts was offset by lower sales of capital equipment products. Demand for our parts and consumables products remained steady and represented 74% of total revenue in the first quarter of 2026. Customers continue to exercise caution with respect to approvals of large capital projects, reflecting uncertainty related to trade policy, cost visibility, and interest rates. This environment was further impacted by the economic effects from the conflicts in the Middle East. As a result, quote-to-order times for large capital equipment projects have lengthened. Geographically, volatility in tariffs and trade policies contributed to weaker organic performance in North America, which was partially offset by increased demand in China, driven by government-led initiatives aimed at stimulating domestic demand and manufacturing activity.
Revenue at our Flow Control segment increased 7% in the first quarter of 2026, primarily driven by higher demand for parts and consumables products across all regions. In addition, capital equipment product revenue increased in China due to the completion of several large projects that had previously been delayed.
Revenue at our Industrial Processing segment increased 37% in the first quarter of 2026 due to acquisitions and the favorable effect of foreign currency translation. Organic revenue decreased 4% reflecting constrained market conditions. While some of the tariff-related uncertainty that began in 2025 has moderated, more recent geopolitical tensions have continued to influence our customers’ decision-making process. Organic revenue from parts and consumables products decreased 3%, with the most significant decline in North America, and organic revenue from capital equipment products decreased 10%. Despite these declines, quotation activity remains healthy, and bookings increased 19% in this segment compared to the fourth quarter of 2025.
Revenue at our Material Handling segment increased 5% in the first quarter of 2026, driven by strong demand for our parts and consumables products across all regions.

KADANT INC.

Gross Profit Margin
Gross profit margin by reportable segment in the first quarters of 2026 and 2025 is as follows:

	Three Months Ended		Basis Point Change
	April 4, 2026	March 29, 2025
Flow Control	52.7%	53.3%	(60)	bps
Industrial Processing	42.5%	44.1%	(160)	bps
Material Handling	37.5%	37.7%	(20)	bps
Consolidated	45.0%	46.1%	(110)	bps

Consolidated gross profit margin decreased to 45.0% in the first quarter of 2026 from 46.1% in the first quarter of 2025. This decrease was primarily attributable to the inclusion of $1.4 million of amortization expense related to acquired profit in inventory in the first quarter of 2026, which reduced gross profit margin by 0.5 percentage points, and a lower gross margin profile associated with the product mix.
Within our reportable segments, gross profit margin:
•Decreased to 52.7% at our Flow Control segment from 53.3% in the 2025 period primarily due to lower margins achieved on our parts and consumables products.
•Decreased to 42.5% at our Industrial Processing segment from 44.1% in the 2025 period due to the inclusion of $1.4 million of amortization expense related to acquired profit in inventory in the 2026 period, which decreased gross profit margin in 2026 by 1.1 percentage points, and a decrease in the proportion of higher-margin parts and consumables product revenue, which decreased to 76% of consolidated revenue in the first quarter of 2026 compared to 80% in the prior year period.
•Decreased to 37.5% at our Material Handling segment from 37.7% in the 2025 period due to lower margins achieved on our capital equipment products.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by reportable segment and Corporate in the first quarters of 2026 and 2025 are as follows:

	Three Months Ended
(In thousands, except percentages)	April 4, 2026	March 29, 2025	Increase (Decrease)	% Change
Flow Control	$26,367	$25,170	$1,197	5%
Industrial Processing	30,294	21,010	9,284	44%
Material Handling	14,403	13,508	895	7%
Corporate	11,474	11,533	(59)	(1)%
Consolidated	$82,538	$71,221	$11,317	16%
Consolidated as a Percentage of Revenue	29.3%	29.8%

Consolidated SG&A expenses increased $11.3 million, or 16%, in the first quarter of 2026 compared to the first quarter of 2025. This increase was primarily attributable to $7.9 million of SG&A expenses from acquisitions and an unfavorable impact from foreign currency translation of $2.8 million.
Within our reportable segments and Corporate, SG&A expenses:
•Increased $1.2 million at our Flow Control segment primarily due to a $1.4 million unfavorable impact from foreign currency translation.
•Increased $9.3 million at our Industrial Processing segment primarily due to $7.9 million of SG&A expenses from acquisitions, a $0.9 million unfavorable impact from foreign currency translation and $0.3 million in incremental acquisition-related costs.
•Increased $0.9 million at our Material Handling segment primarily due to a $0.5 million unfavorable impact from foreign currency translation and incremental selling-related costs.

KADANT INC.

Interest Expense
Interest expense increased to $4.5 million in the first quarter of 2026 from $3.8 million in the first quarter of 2025 due to increased borrowings under our revolving credit facility, partially offset by a lower weighted-average interest rate. We expect interest expense will be higher for the remainder of 2026 compared to prior periods, primarily as a result of the borrowings used to finance our April 2026 acquisition of Kadant Profil.

Provision for Income Taxes
Provision for income taxes increased to $10.1 million in the first quarter of 2026 from $7.8 million in the first quarter of 2025.
The effective tax rate of 28.2% in the first quarter of 2026 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, and state taxes.
The effective tax rate of 24.3% in the first quarter of 2025 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, and state taxes. These items were offset in part by net excess income tax benefits from stock-based compensation arrangements, the reversal of tax reserves associated with uncertain tax positions, and foreign tax credits.

Net Income
Net income increased to $25.8 million in the first quarter of 2026 from $24.4 million in the first quarter of 2025 primarily due to a $4.5 million increase in operating income, offset in part by a $0.7 million increase in interest expense and a $2.3 million increase in provision for income taxes (see discussions above for further details).

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
We use organic revenue to understand our trends and to forecast and evaluate our financial performance and compare revenue to prior periods (see discussion in Revenue above). Adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin exclude amortization expense related to acquired intangible assets, profit in inventory, and backlog (collectively, purchase accounting expenses); acquisition costs; and other income or expense, as indicated. We exclude purchase accounting expenses and acquisition costs to provide a more meaningful and consistent comparison of our operating results over time and with peer companies. While we have a history of acquisition activity, such transactions do not occur on a predictable cycle, and the size and nature of these transactions will vary. We believe it is important for investors to understand that these intangible assets were recorded as part of purchase accounting and that they contribute to revenue generation. We also exclude other items when they are not indicative of our core operating results and are not comparable to other periods, which have differing levels of incremental costs, expenditures or income, or none at all. Additionally, we use free cash flow in order to provide insight on our ability to generate cash for acquisitions and debt repayments, as well as for other investing and financing activities.
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

KADANT INC.

A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin from net income attributable to Kadant is as follows:

	Three Months Ended
(In thousands, except percentages)	April 4, 2026	March 29, 2025
Net Income Attributable to Kadant	$25,509	$24,063
Net Income Attributable to Noncontrolling Interests	312	374
Provision for Income Taxes	10,142	7,828
Interest Expense, Net	4,133	3,305
Other Expense, Net	13	16
Operating Income	40,109	35,586
Intangible Asset Amortization Expense	8,385	6,320
Profit in Inventory Amortization Expense (a)	1,409	11
Backlog Amortization Expense (b)	—	379
Acquisition Costs	674	337
Indemnification Asset Provision (c)	—	(29)
Adjusted Operating Income (d) (non-GAAP measure)	50,577	42,604
Depreciation Expense	6,262	5,314
Adjusted EBITDA (non-GAAP measure)	$56,839	$47,918
Adjusted EBITDA Margin (non-GAAP measure)	20.2%	20.0%

(a) Represents amortization expense within cost of revenue associated with acquired profit in inventory.
(b) Represents intangible amortization expense associated with acquired backlog.
(c) Represents the net indemnification asset provision related to the establishment of tax reserves associated with uncertain tax positions.
(d) Reflects new methodology, announced on February 19, 2026, to exclude intangible amortization expense.
A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Cash Provided by Operating Activities	$21,916	$22,835
Capital Expenditures	(3,258)	(3,836)
Free Cash Flow (non-GAAP measure)	$18,658	$18,999

Liquidity and Capital Resources
Consolidated working capital was $335.2 million at April 4, 2026, compared with $313.8 million at January 3, 2026. Cash and cash equivalents were $117.0 million at April 4, 2026, compared with $119.6 million at January 3, 2026, which included cash and cash equivalents held by our foreign subsidiaries of $107.2 million at April 4, 2026 and $100.3 million at January 3, 2026.

Cash Flow
Cash flow information in the first quarters of 2026 and 2025 is as follows:

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Net Cash Provided by Operating Activities	$21,916	$22,835
Net Cash Used in Investing Activities	(3,926)	(3,836)
Net Cash Used in Financing Activities	(20,050)	(23,085)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(804)	1,945
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(2,864)	$(2,141)

KADANT INC.

Operating Activities
Cash provided by operating activities decreased to $21.9 million in the first quarter of 2026 from $22.8 million in the first quarter of 2025. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
Significant operating cash outflows associated with working capital in the first quarter of 2026 related to accounts receivable, inventory and other liabilities. An increase in accounts receivable used cash of $14.3 million due to the timing of shipments, and purchases of inventory used cash of $9.2 million. In addition, a decrease in other liabilities used cash of $10.6 million, primarily related to incentive compensation payments. These uses of cash were offset in part by cash received from customer deposits of $7.3 million due to the timing of capital equipment product orders.
Significant cash outflows associated with working capital in the first quarter of 2025 related to other liabilities and inventory. Decreases in other liabilities used cash of $14.3 million primarily related to incentive compensation payments, and purchases of inventory used cash of $5.5 million. These uses of cash were offset in part by cash provided from the reduction in contract assets of $6.3 million related to contracts accounted for on an over time basis.

Investing Activities
Cash used in investing activities was $3.9 million in the first quarter of 2026, compared with $3.8 million in the first quarter of 2025. Cash used in investing activities in the first quarter of 2026 included capital expenditures of $3.3 million and a post-closing holdback payment of $1.2 million related to a 2024 acquisition. Cash used in investing activities in the first quarter of 2025 consisted of capital expenditures of $3.8 million.

Financing Activities
Cash used in financing activities was $20.1 million in the first quarter of 2026, compared with $23.1 million in the first quarter of 2025. Borrowings under our revolving credit facility were $9.0 million and repayments of short- and long-term obligations were $19.1 million in 2026 compared with borrowings under our revolving credit facility of $8.0 million and repayments of short- and long-term obligations of $22.6 million in 2025. Cash dividends paid to stockholders were $4.0 million in 2026 and $3.8 million in 2025. In addition, taxes paid related to the vesting of equity awards were $4.9 million in 2026 and $6.0 million in 2025.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $0.8 million decrease in cash, cash equivalents, and restricted cash in the first quarter of 2026 related to exchange rates was primarily attributable to the strengthening of the U.S. dollar against several European currencies, offset in part by the weakening of the U.S. dollar against the Chinese renminbi. The $1.9 million increase in cash, cash equivalents, and restricted cash in the first quarter of 2025 related to exchange rates was primarily attributable to the weakening of the U.S. dollar against the euro, the Swedish krona, and the Brazilian real.

Borrowing Capacity and Debt Obligations
Our unsecured multi-currency revolving credit facility entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on September 26, 2030 and has a borrowing capacity of $750.0 million.
As of April 4, 2026, our outstanding balance under the Credit Agreement was $355.4 million, which included $78.4 million of euro-denominated borrowings, and we had $394.6 million of available committed borrowing capacity, in addition to a $200.0 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 to 1 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25 to 1. As of April 4, 2026, our leverage ratio was 1.27 and we were in compliance with our debt covenants.
In April 2026, we borrowed 155.0 million euros under our revolving credit facility at an initial interest rate of 3.2% to fund our acquisition of Kadant Profil. Borrowings under our revolving credit facility bear variable rates of interest and adjust frequently based on prevailing market rates and the terms of our Credit Agreement. Following this acquisition, we had available committed borrowing capacity of approximately $211.8 million under our revolving credit facility, in addition to the uncommitted, unsecured incremental borrowing facility of $200.0 million.
See Note 5, Long-Term Obligations in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

KADANT INC.

Additional Liquidity and Capital Resources
On May 15, 2025, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 15, 2025 to May 15, 2026. We have not repurchased any shares of our common stock under this authorization.
We paid cash dividends of $4.0 million in the first quarter of 2026. On March 11, 2026, we declared a quarterly cash dividend of $0.36 per share totaling $4.3 million that will be paid on May 13, 2026. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $20.0 to $24.0 million during the remainder of 2026 for property, plant, and equipment.
As of April 4, 2026, we had approximately $153.6 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $87.4 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first quarter of 2026, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $2.7 million.
We believe that existing cash and cash equivalents, along with future cash generated from operations, and our existing borrowing capacity will be sufficient to meet the capital requirements of our operations for the next 12 months and the foreseeable future.

Application of Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management evaluates its estimates on an ongoing basis based on historical experience, current economic and market conditions, and other assumptions management believes are reasonable. We believe that our most critical accounting policies which are significant to our consolidated financial statements, and which involve the most complex or subjective decisions or assessments, are those described in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Application of Critical Accounting Estimates in Part II, Item 7, of our Annual Report. There have been no material changes to these critical accounting policies since the end of fiscal 2025 that warrant disclosure.

Recent Accounting Pronouncements
See Note 1, under the heading Recent Accounting Pronouncements, in the accompanying condensed consolidated financial statements for details.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as disclosed in Part II, Item 7A, of our Annual Report.

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2026. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and

KADANT INC.

management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of April 4, 2026, our Chief Executive Officer and Chief Financial Officer concluded that as of April 4, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
Management's assessment of the effectiveness of internal control over financial reporting includes internal controls over financial reporting systems and internal processes at Clyde Industries and Babbini, which were excluded from management's assessment in 2025. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended April 4, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A – Risk Factors
Careful consideration should be given to the factors discussed in Part I, Item 1A, Risk Factors, in our Annual Report for the fiscal year ended January 3, 2026, which could materially affect our business, financial condition or future results, in addition to the information set forth in this Quarterly Report on Form 10-Q. Except for the revised risk factor below regarding "Operating globally subjects us to changes in government regulations and policies in multiple jurisdictions around the world, including those related to tariffs and trade barriers, taxation, exchange controls and political risks," there have been no material changes from the risk factors disclosed in our Annual Report.
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
In 2025, the Trump Administration imposed a series of tariffs against U.S. trading partners pursuant to the International Emergency Economic Powers Act (IEEPA). On February 20, 2026, the Supreme Court ruled these tariffs unlawful. The Trump Administration immediately imposed new global tariffs pursuant to Section 122 of the Trade Act of 1974, which allows for tariffs of up to 15% for a period of up to 150 days. The Section 122 tariffs were also challenged and held unlawful by the U.S. Court of International Trade in a decision issued May 7, 2026. Our business has been negatively affected by these tariffs, and the timing and availability of refunds is uncertain. We may be negatively affected in the future by the quickly evolving tariff situation and the economic uncertainty created thereby.
Our business is also affected by various product or sector-specific tariffs that the United States imposes on trading partners. Certain products imported from China, including pulp and paper machinery, are subject to tariffs imposed by the Office of the United States Trade Representative, pursuant to Section 301 of the Trade Act of 1974. The tariffs on pulp and paper machinery are set at 25%. In addition, the U.S. Department of Commerce has imposed tariffs of 50% on numerous categories of steel, and aluminum, and copper products, under Section 232 of the Trade Expansion Act of 1962, and has expanded these tariffs to include certain derivative products subject to a 25% tariff. We import products that are impacted by these tariffs. While we try to mitigate the impact of the existing and other proposed tariffs by the Trump Administration, we cannot be certain if our actions will be successful. The tariffs have and could in the future negatively affect our ability to compete against competitors who do not manufacture in China and/or are not subject to the tariffs.
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

KADANT INC.

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

Item 5 – Other Information
Insider Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended April 4, 2026.

KADANT INC.

Item 6 – Exhibits

Exhibit Number	Description of Exhibit

10.1*	Cash Incentive Plan of the Registrant, Amended and Restated as of March 11, 2026.

10.2*	Summary of Non-Employee Director Compensation of the Registrant, effective March 2026.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: May 13, 2026	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)