Form 10-Q
period 2026-07-04
KADANT INC
filed 2026-08-12
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2026, the registrant had 11,809,117 shares of common stock outstanding.

Kadant Inc.
Report on Form 10-Q
For the Quarterly Period Ended July 4, 2026

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	July 4, 2026	January 3, 2026
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$134,533	$119,551
Restricted cash	3,091	3,130
Accounts receivable, net of allowances of $5,143 and $5,149	168,698	158,567
Inventories	216,459	206,854
Contract assets	9,025	6,599
Other current assets	49,017	47,232
Total Current Assets	580,823	541,933
Property, Plant, and Equipment, net of accumulated depreciation of $184,252 and $173,586	228,772	196,656
Other Assets	64,862	67,592
Intangible Assets, Net (Notes 1 and 2)	353,932	350,376
Goodwill (Notes 1 and 2)	660,907	555,621
Total Assets	$1,889,296	$1,712,178

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 5)	$3,176	$3,129
Accounts payable	56,349	53,362
Accrued payroll and employee benefits	46,440	47,348
Accrued warranty costs	11,724	11,848
Customer deposits	49,460	56,867
Advanced billings	8,561	9,605
Other current liabilities	48,453	46,012
Total Current Liabilities	224,163	228,171
Long-Term Obligations (Note 5)	507,456	371,372
Deferred Income Taxes	64,052	62,479
Other Long-Term Liabilities	59,876	59,089

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	139,223	138,844
Retained earnings	995,116	945,641
Treasury stock at cost, 2,815,057 and 2,835,165 shares	(68,980)	(69,473)
Accumulated other comprehensive items (Note 7)	(42,551)	(35,349)
Total Kadant Stockholders' Equity	1,022,954	979,809
Noncontrolling interests	10,795	11,258
Total Stockholders' Equity	1,033,749	991,067
Total Liabilities and Stockholders' Equity	$1,889,296	$1,712,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
(In thousands, except per share amounts)
Revenue (Notes 1 and 9)	$312,875	$255,267	$594,380	$494,477

Costs and Operating Expenses:
Cost of revenue	175,870	138,225	330,672	267,105
Selling, general, and administrative expenses	81,641	73,941	164,179	145,162
Research and development expenses	4,484	3,724	8,540	7,247
	261,995	215,890	503,391	419,514
Operating Income	50,880	39,377	90,989	74,963
Interest Income	495	439	846	956
Interest Expense	(5,314)	(3,338)	(9,798)	(7,160)
Other Expense, Net	(32)	(17)	(45)	(33)
Income Before Provision for Income Taxes	46,029	36,461	81,992	68,726
Provision for Income Taxes (Note 4)	13,182	9,822	23,324	17,650
Net Income	32,847	26,639	58,668	51,076
Net Income Attributable to Noncontrolling Interests	(379)	(480)	(691)	(854)
Net Income Attributable to Kadant	$32,468	$26,159	$57,977	$50,222

Earnings per Share Attributable to Kadant (Note 3)
Basic	$2.75	$2.22	$4.91	$4.27
Diluted	$2.75	$2.22	$4.91	$4.26

Weighted Average Shares (Note 3)
Basic	11,808	11,776	11,801	11,768
Diluted	11,819	11,793	11,811	11,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
(In thousands)
Net Income	$32,847	$26,639	$58,668	$51,076
Other Comprehensive Items:
Foreign currency translation adjustment	(3,762)	25,038	(7,248)	35,047
Pension and other post-retirement liability adjustments, net (net of tax (benefit) provision of $(2), $2, $(4), and $3)	(3)	7	(8)	11
Other comprehensive items	(3,765)	25,045	(7,256)	35,058
Comprehensive Income	29,082	51,684	51,412	86,134
Comprehensive Income Attributable to Noncontrolling Interests	(360)	(654)	(637)	(1,097)
Comprehensive Income Attributable to Kadant	$28,722	$51,030	$50,775	$85,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	July 4, 2026	June 28, 2025
(In thousands)
Operating Activities
Net income attributable to Kadant	$57,977	$50,222
Net income attributable to noncontrolling interests	691	854
Net income	58,668	51,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,191	24,082
Stock-based compensation expense	5,795	5,820
Provision for (recovery of) losses on accounts receivable	92	(44)
Other items, net	5,333	3,783
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,362)	(3,126)
Contract assets	(2,384)	7,665
Inventories	1,153	(14,804)
Other assets	(159)	(2,778)
Accounts payable	(37)	(608)
Customer deposits	(7,482)	9,360
Other liabilities	(8,382)	(17,109)
Net cash provided by operating activities	75,426	63,317

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(171,768)	—
Purchases of property, plant, and equipment	(14,205)	(7,804)
Proceeds from sale of property, plant, and equipment	439	166
Other investing activities	441	698
Net cash used in investing activities	(185,093)	(6,940)

Financing Activities
Proceeds from issuance of long-term obligations (Note 5)	190,903	8,000
Repayment of long-term obligations	(49,214)	(56,930)
Tax withholding payments related to stock-based compensation	(4,924)	(6,056)
Dividends paid	(8,259)	(7,766)
Proceeds from issuance of Company common stock	—	2,101
Dividends paid to noncontrolling interests	(1,100)	(825)
Payment of debt issuance costs	(27)	—
Net cash provided by (used in) financing activities	127,379	(61,476)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(2,769)	6,341

Increase in Cash, Cash Equivalents, and Restricted Cash	14,943	1,242
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	122,681	95,946
Cash, Cash Equivalents, and Restricted Cash at End of Period	$137,624	$97,188

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended July 4, 2026
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at April 4, 2026	14,624,159	$146	$136,360	$966,899	2,815,702	$(68,996)	$(38,805)	$10,545	$1,006,149
Net income	—	—	—	32,468	—	—	—	379	32,847
Dividend declared – Common Stock, $0.36 per share	—	—	—	(4,251)	—	—	—	—	(4,251)
Activity under stock plans	—	—	2,863	—	(645)	16	—	—	2,879
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(110)	(110)
Other comprehensive items	—	—	—	—	—	—	(3,746)	(19)	(3,765)
Balance at July 4, 2026	14,624,159	$146	$139,223	$995,116	2,815,057	$(68,980)	$(42,551)	$10,795	$1,033,749

	Six Months Ended July 4, 2026
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 3, 2026	14,624,159	$146	$138,844	$945,641	2,835,165	$(69,473)	$(35,349)	$11,258	$991,067
Net income	—	—	—	57,977	—	—	—	691	58,668
Dividends declared – Common Stock, $0.72 per share	—	—	—	(8,502)	—	—	—	—	(8,502)
Activity under stock plans	—	—	379	—	(20,108)	493	—	—	872
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(1,100)	(1,100)
Other comprehensive items	—	—	—	—	—	—	(7,202)	(54)	(7,256)
Balance at July 4, 2026	14,624,159	$146	$139,223	$995,116	2,815,057	$(68,980)	$(42,551)	$10,795	$1,033,749

	Three Months Ended June 28, 2025
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 29, 2025	14,624,159	$146	$128,272	$879,752	2,848,300	$(69,795)	$(62,424)	$10,619	$886,570
Net income	—	—	—	26,159	—	—	—	480	26,639
Dividend declared – Common Stock, $0.34 per share	—	—	—	(4,004)	—	—	—	—	(4,004)
Activity under stock plans	—	—	3,007	—	(1,454)	36	—	—	3,043
Other comprehensive items	—	—	—	—	—	—	24,871	174	25,045
Balance at June 28, 2025	14,624,159	$146	$131,279	$901,907	2,846,846	$(69,759)	$(37,553)	$11,273	$937,293

	Six Months Ended June 28, 2025
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 28, 2024	14,624,159	$146	$130,180	$859,693	2,878,080	$(70,524)	$(72,368)	$11,001	$858,128
Net income	—	—	—	50,222	—	—	—	854	51,076
Dividends declared – Common Stock, $0.68 per share	—	—	—	(8,008)	—	—	—	—	(8,008)
Activity under stock plans	—	—	1,099	—	(31,234)	765	—	—	1,864
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(825)	(825)
Other comprehensive items	—	—	—	—	—	—	34,815	243	35,058
Balance at June 28, 2025	14,624,159	$146	$131,279	$901,907	2,846,846	$(69,759)	$(37,553)	$11,273	$937,293

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at July 4, 2026, its results of operations, comprehensive income, and stockholders' equity for the three- and six-month periods ended July 4, 2026 and June 28, 2025, and its cash flows for the six-month periods ended July 4, 2026 and June 28, 2025. Interim results are not necessarily indicative of results for a full year or for any other interim period.
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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the six months ended July 4, 2026.

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	July 4, 2026	June 28, 2025
Cash Paid for Interest	$9,459	$6,993
Cash Paid for Income Taxes, Net of Refunds	$25,079	$23,825

Non-Cash Investing Activities:
Deferred purchase consideration	$719	$—
Purchases of property, plant, and equipment in accounts payable	$1,525	$1,090

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$5,834	$5,450
Dividends declared but unpaid	$4,251	$4,004

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	July 4, 2026	January 3, 2026	June 28, 2025	December 28, 2024
Cash and cash equivalents	$134,533	$119,551	$95,321	$94,660
Restricted cash	3,091	3,130	1,867	1,286
Total Cash, Cash Equivalents, and Restricted Cash	$137,624	$122,681	$97,188	$95,946

Inventories
The components of inventories are as follows:

	July 4, 2026	January 3, 2026
(In thousands)
Raw Materials	$91,574	$92,674
Work in Process	55,062	44,455
Finished Goods (includes $1,526 and $3,556 at customer locations)	69,823	69,725
	$216,459	$206,854

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
July 4, 2026
Definite-Lived
Customer relationships	$421,763	$(161,147)	$(5,754)	$254,862
Product technology	112,180	(58,082)	(2,460)	51,638
Tradenames	23,926	(6,772)	(420)	16,734
Other	25,221	(22,627)	(563)	2,031
	583,090	(248,628)	(9,197)	325,265
Indefinite-Lived
Tradenames	29,059	—	(392)	28,667
Acquired Intangible Assets	$612,149	$(248,628)	$(9,589)	$353,932

January 3, 2026
Definite-Lived
Customer relationships	$414,629	$(148,139)	$(4,483)	$262,007
Product technology	96,744	(54,929)	(2,076)	39,739
Tradenames	23,926	(6,106)	(366)	17,454
Other	25,221	(22,443)	(574)	2,204
	560,520	(231,617)	(7,499)	321,404
Indefinite-Lived
Tradenames	29,059	—	(87)	28,972
Acquired Intangible Assets	$589,579	$(231,617)	$(7,586)	$350,376

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Intangible assets related to the Company's 2026 acquisition totaled $22,219,000. See Note 2, Acquisitions, for further details.

Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at January 3, 2026
Gross balance	$139,759	$306,319	$195,081	$641,159
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	139,759	220,781	195,081	555,621
2026 Activity
Acquisition (Note 2)	—	111,140	—	111,140
Measurement-period adjustments for 2025 acquisitions	—	1,328	—	1,328
Currency translation	(1,667)	(4,730)	(785)	(7,182)
Total 2026 activity	(1,667)	107,738	(785)	105,286
Balance at July 4, 2026
Gross balance	138,092	414,057	194,296	746,445
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$138,092	$328,519	$194,296	$660,907

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
The following table presents revenue by revenue recognition method:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2026	2025	2026	2025
Point in Time	$290,898	$234,836	$557,058	$452,504
Over Time	21,977	20,431	37,322	41,973
	$312,875	$255,267	$594,380	$494,477

The Company disaggregates its revenue from contracts with customers by reportable segment, product type and geography as this best depicts how its revenue is affected by economic factors.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2026	2025	2026	2025
Revenue by Product Type:
Parts and consumables	$214,163	$181,783	$423,662	$361,091
Capital	98,712	73,484	170,718	133,386
	$312,875	$255,267	$594,380	$494,477

Revenue by Geography (based on customer location):
North America	$186,796	$157,968	$353,359	$317,838
Europe	72,842	63,230	135,044	112,571
Asia	33,544	20,941	64,300	39,643
Rest of world	19,693	13,128	41,677	24,425
	$312,875	$255,267	$594,380	$494,477
See Note 9, Business Segment Information, for information on the disaggregation of revenue by reportable segment.

The following table presents contract balances from contracts with customers:

	July 4, 2026	January 3, 2026
(In thousands)
Contract Assets	$9,025	$6,599
Contract Liabilities	$59,991	$69,093

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
The Company recognized revenue of $18,898,000 in the second quarter of 2026 and $13,238,000 in the second quarter of 2025, and $50,906,000 in the first six months of 2026 and $30,797,000 in the first six months of 2025 that was included in the contract liabilities balance at the beginning of 2026 and 2025, respectively. The majority of the Company's contracts for capital equipment products have an original expected duration of one year or less. Certain capital equipment product contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations was $32,673,000 as of July 4, 2026. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 54% of which is expected to occur within the next twelve months and the remaining 46% thereafter.

Note Receivable
The Company entered into several agreements with the local government in China, which became effective in 2022, to sell its then-existing manufacturing building and land use rights at one of its subsidiaries in China and relocate to a new facility. The Company received a 31% down payment, with the remaining balance due on the earlier of the sale of the property by the local government or two years from the effective date of the agreements. To date, the local government in China has made various interim payments and the outstanding receivable was $13,553,000 at July 4, 2026, which is included in other current assets in the accompanying condensed consolidated balance sheet. The Company expects this receivable will be repaid in full, although the timing is uncertain.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $6,347,000 at July 4, 2026 and $9,115,000 at January 3, 2026, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At July 4, 2026, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including 100% bonus depreciation, domestic research cost expensing pursuant to Internal Revenue Code Section 174, and changes to the calculation of the interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was no material impact from the OBBBA provisions during the six months ended July 4, 2026. The Company will continue to monitor the impact of the OBBBA and any additional clarifications or interpretive guidance related to the OBBBA as it is released.

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
Environmental Credits and Environmental Credit Obligations (Topic 818). In May 2026, the FASB issued ASU No. 2026-02, which establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. This ASU is intended to reduce diversity in practice for entities that generate, purchase, sell, or use environmental credits. This ASU is effective for annual and interim reporting periods beginning in fiscal year 2028, with early adoption permitted. The Company is currently evaluating the effect that adoption of this ASU will have on its consolidated financial statements.

2.    Acquisitions

The Company's acquisitions are accounted for using the acquisition method of accounting. The results of the acquired businesses are included in its condensed consolidated financial statements from the date of acquisition. Historically, acquisitions have been made at prices above the fair value of identifiable net assets, resulting in the recognition of goodwill. Acquisition costs were $604,000 in the second quarter of 2026 and $1,278,000 in the six months ended July 4, 2026, and are included in selling, general and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income.

2026
On January 29, 2026, the Company entered into a definitive agreement to acquire the shares of voestalpine BÖHLER Profil GmbH & Co KG and voestalpine BÖHLER Profil VerwaltungsGmbH. The acquisition was completed on April 30, 2026 for $170,132,000, net of cash acquired and the noncash settlement of a pre-existing balance with the acquired entity, and remains subject to a post-closing purchase price adjustment. The acquisition was funded through borrowings under the Company's revolving credit facility. Upon closing, the acquired entities were renamed Kadant Profil GmbH & Co KG and Kadant Profil Verwaltungs GmbH (collectively, Kadant Profil). Kadant Profil is a manufacturer of customized rolled profiles and industrial knife solutions for demanding industrial applications and is part of the Company's Industrial Processing segment. The Company expects the acquisition to generate synergies by expanding product sales into new markets through its global sales network and relationships, broadening its product portfolio, strengthening its position in the markets it serves, leveraging the acquired workforce, and achieving internal production efficiencies. Goodwill recognized in the Kadant Profil acquisition was $111,140,000 and separately identifiable intangible assets acquired were $22,219,000, both of which are expected to be fully deductible for income tax purposes over 15 years.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed in connection with the acquisition of Kadant Profil.

(In thousands)	Total
Cash and Cash Equivalents	$2,917
Accounts Receivable	3,867
Inventories	14,401
Property, Plant and Equipment	31,481
Other Assets	305
Definite-Lived Intangible Assets
Customer relationships	6,900
Product technology	15,319
Goodwill	111,140
Total assets acquired	$186,330

Accounts Payable	$3,209
Other Current Liabilities	6,104
Long-Term Obligations	3,249
Total liabilities assumed	12,562
Net assets acquired	$173,768

Purchase Price:
Cash consideration	$176,964
Noncash settlement of pre-existing balance with the acquired entity	(3,915)
Estimated post-closing adjustment	719
$173,768
The weighted-average amortization period for the definite-lived intangible assets related to the Kadant Profil acquisition is 17 years, including weighted-average periods of 24 years for customer relationships and 14 years for product technology.
The preliminary purchase price allocation for the Kadant Profil acquisition remains subject to revision as the Company continues to obtain information regarding the valuation of certain acquired assets and assumed liabilities. The Company expects the remaining purchase price adjustments to primarily relate to the valuation of intangible assets and inventory.

2025
During the six months ended July 4, 2026, the Company recorded measurement-period adjustments related to its acquisitions of Babbini S.p.A. and G.P.S. Engineering S.r.l. (collectively, Babbini) on July 9, 2025, and Clyde Industries Holdings, Inc. and its subsidiaries (collectively, Clyde Industries) on October 7, 2025. The adjustments primarily related to inventory and deferred income taxes and were not material to the Company's condensed consolidated financial statements as of and for the three and six months ended July 4, 2026.
The preliminary purchase price allocation for the Clyde Industries acquisition remains subject to revision as the Company continues to obtain information regarding the valuation of certain acquired assets and assumed liabilities. The Company expects the remaining purchase price adjustments will primarily relate to the valuation of inventory and deferred income taxes.

2024
On August 21, 2024, the Company acquired a technology company, which is included in its Material Handling segment. The total purchase price was approximately $11,785,000, which included cash paid of $8,843,000, net of cash acquired, a post-closing holdback payment of $1,157,000, which was paid during the first quarter of 2026, and contingent consideration with a fair value of $1,785,000 as of the acquisition date. The contingent consideration is payable upon the achievement of certain revenue performance targets earned between June 30, 2025 and June 30, 2027. The maximum future value of the contingent consideration subject to payment is approximately $12,140,000, calculated using the foreign currency spot rate at July 4, 2026. The fair value of the contingent consideration is dependent on the following assumptions: the

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rate. See Note 8, Fair Value Measurements and Fair Value of Financial Instruments, for additional information related to the fair value of the contingent consideration assumed in the acquisition.

3.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net Income Attributable to Kadant	$32,468	$26,159	$57,977	$50,222

Basic Weighted Average Shares	11,808	11,776	11,801	11,768
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	11	17	10	16
Diluted Weighted Average Shares	11,819	11,793	11,811	11,784

Basic Earnings per Share	$2.75	$2.22	$4.91	$4.27

Diluted Earnings per Share	$2.75	$2.22	$4.91	$4.26

The effect of outstanding and unvested restricted stock units (RSUs) of the Company’s common stock totaling 27,000 shares in the second quarter of 2026, 27,000 shares in the second quarter of 2025, 36,000 shares in the first six months of 2026 and 26,000 shares in the first six months of 2025 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the respective reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $23,324,000 in the first six months of 2026 and $17,650,000 in the first six months of 2025.
The effective tax rate of 28.4% in the first six months of 2026 was higher than the Company’s statutory rate of 21% primarily due to the distribution of the Company’s worldwide earnings, state taxes, and nondeductible expenses.
The effective tax rate of 25.7% in the first six months of 2025 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company's worldwide earnings, and state taxes. These items were offset in part by net excess income tax benefits from stock-based compensation arrangements.

5.    Long-Term Obligations

Long-term obligations are as follows:

	July 4, 2026	January 3, 2026
(In thousands)
Revolving Credit Facility, due 2030	$502,452	$366,707
Senior Promissory Notes, due 2026 to 2028	4,990	4,990
Finance Leases, due 2026 to 2030	2,393	1,781
Other Borrowings, due 2026 to 2031	797	1,023
Total	510,632	374,501
Less: Current Maturities of Long-Term Obligations	(3,176)	(3,129)
Long-Term Obligations	$507,456	$371,372

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
During the second quarter of 2026, the Company borrowed approximately $181,815,000 of euro-denominated debt under the Credit Agreement to finance the acquisition of Kadant Profil. As of July 4, 2026, the outstanding balance under the Credit Agreement was $502,452,000, which included $245,452,000 of euro-denominated borrowings. The Company had $248,668,000 of committed borrowing capacity available as of July 4, 2026, which was primarily calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 4.19% as of July 4, 2026 and 4.49% as of January 3, 2026.

Debt Compliance
As of July 4, 2026, the Company was in compliance with the covenants related to its debt obligations.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,879,000 in the second quarter of 2026, $3,063,000 in the second quarter of 2025, $5,795,000 in the first six months of 2026 and $5,820,000 in the first six months of 2025 within SG&A expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled $14,556,000 at July 4, 2026, which will be recognized over a weighted average period of 1.8 years.

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
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Total
Balance at January 3, 2026	$(35,369)	$20	$(35,349)
Other comprehensive items before reclassifications	(7,194)	(3)	(7,197)
Reclassifications from AOCI	—	(5)	(5)
Net current period other comprehensive items	(7,194)	(8)	(7,202)
Balance at July 4, 2026	$(42,563)	$12	$(42,551)

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
•Level 3—Unobservable inputs based on the Company's own assumptions.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of July 4, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$20,740	$—	$—	$20,740
Banker's acceptance drafts (b)	$—	$6,347	$—	$6,347
Liabilities:
Contingent consideration (c)	$—	$—	$2,012	$2,012

	Fair Value as of January 3, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$14,139	$—	$—	$14,139
Banker's acceptance drafts (b)	$—	$9,115	$—	$9,115
Liabilities:
Contingent consideration (c)	$—	$—	$1,941	$1,941
(a)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
(b)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(c)Included in other long-term liabilities in the accompanying condensed consolidated balance sheet.
The Company uses the market approach technique to value its Level 1 and Level 2 financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2026. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument.
The Company uses the income approach technique to estimate the fair value of its Level 3 contingent consideration, including valuation models that incorporate probability adjusted assumptions and simulations related to the achievement of milestones and the likelihood of making the related payment. The unobservable inputs used in the fair value measurements

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
include the probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rates. These assumptions were estimated based on a review of historical and projected results. Projected contingent consideration related to revenue-based payments is discounted back to the current period using a discounted cash flow model. Changes to the fair value of contingent consideration can result from changes to one or multiple inputs, including the discount rate, projected revenue, revenue volatility, and the assumed probabilities of successful achievement of certain revenue targets. There were no changes in the valuation techniques or significant unobservable inputs used in measuring the contingent consideration during the first six months of 2026.
The following table provides a rollforward of the change in the fair value of the contingent consideration as determined by Level 3 inputs:

	Six Months Ended
(In thousands)	July 4, 2026	June 28, 2025
Balance at Beginning of Year	$1,941	$1,678
Currency translation	71	88
Balance at End of Period	$2,012	$1,766
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	July 4, 2026		January 3, 2026
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$502,452	$502,452	$366,707	$366,707
Senior promissory notes	4,990	4,997	4,990	4,981
Other	797	797	1,023	1,023
	$508,239	$508,246	$372,720	$372,711
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

9.    Business Segment Information

The Company is a global supplier of technologies and engineered systems that drive Sustainable Industrial Processing and operates in three reportable segments consisting of its Flow Control segment, Industrial Processing segment, and Material Handling segment. The Company aggregates its operating segments into its reportable segments where they contain similar products and economic characteristics, and share similar types of customers and production and distribution methods. The Flow Control segment is comprised of its fluid-handling and its doctoring, cleaning, & filtration operating segments, and the Industrial Processing segment is comprised of its wood processing and its fiber processing operating segments.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard, process timber, and optimize industrial steam boiler efficiency in the packaging, paper, tissue, wood products and food processing industries, among others. The Company's primary products include fiber processing systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers, custom-engineered profiles and industrial blades, boiler cleaning technologies, and continuous dewatering equipment.
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
The following tables present financial information for the Company's reportable segments:

Three Months Ended July 4, 2026
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$100,310	$143,800	$68,765	$312,875
Cost of revenue	47,633	85,312	42,925	175,870
Gross Profit	52,677	58,488	25,840	137,005
Gross Profit Margin	52.5%	40.7%	37.6%	43.8%
Operating Expenses:
Selling expenses	14,988	13,658	6,834	35,480
General and administrative expenses	10,092	9,975	4,784	24,851
Research and development expenses	1,658	2,195	631	4,484
Intangible asset amortization expense	1,268	4,669	2,689	8,626
Other segment items	(93)	708	49	664
Segment Operating Income	$24,764	$27,283	$10,853	$62,900
Segment Operating Income Margin	24.7%	19.0%	15.8%
Corporate Expenses (a)				(12,020)
Interest Expense, Net (b)				(4,819)
Other Expense, Net (b)				(32)
Income Before Provision for Income Taxes				$46,029

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,773	$3,899	$1,221	$25	$6,918
Capital expenditures (d)	$7,027	$2,366	$1,482	$72	$10,947

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended June 28, 2025
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$95,947	$95,937	$63,383	$255,267
Cost of revenue	44,289	55,066	38,870	138,225
Gross Profit	51,658	40,871	24,513	117,042
Gross Profit Margin	53.8%	42.6%	38.7%	45.9%
Operating Expenses:
Selling expenses	14,478	10,851	6,825	32,154
General and administrative expenses	10,023	9,172	4,638	23,833
Research and development expenses	1,330	1,824	570	3,724
Intangible asset amortization expense	1,410	2,436	2,689	6,535
Other segment items	(26)	1,102	(148)	928
Segment Operating Income	$24,443	$15,486	$9,939	$49,868
Segment Operating Income Margin	25.5%	16.1%	15.7%
Corporate Expenses (a)				(10,491)
Interest Expense, Net (b)				(2,899)
Other Expense, Net (b)				(17)
Income Before Provision for Income Taxes				$36,461

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,855	$2,468	$1,199	$12	$5,534
Capital expenditures	$1,380	$1,595	$993	$—	$3,968

Six Months Ended July 4, 2026
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$198,918	$266,838	$128,624	$594,380
Cost of revenue	94,275	156,059	80,338	330,672
Gross Profit	104,643	110,779	48,286	263,708
Gross Profit Margin	52.6%	41.5%	37.5%	44.4%
Operating Expenses:
Selling expenses	30,178	27,535	13,926	71,639
General and administrative expenses	20,100	21,801	9,549	51,450
Research and development expenses	3,053	4,279	1,208	8,540
Intangible asset amortization expense	2,538	9,096	5,377	17,011
Other segment items	(194)	872	(93)	585
Segment Operating Income	$48,968	$47,196	$18,319	$114,483
Segment Operating Income Margin	24.6%	17.7%	14.2%
Corporate Expenses (a)				(23,494)
Interest Expense, Net (b)				(8,952)
Other Expense, Net (b)				(45)
Income Before Provision for Income Taxes				$81,992

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$3,700	$7,009	$2,433	$38	$13,180
Capital expenditures (d)	$8,049	$3,229	$2,718	$209	$14,205

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six Months Ended June 28, 2025
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$188,388	$185,461	$120,628	$494,477
Cost of revenue	87,457	105,142	74,506	267,105
Gross Profit	100,931	80,319	46,122	227,372
Gross Profit Margin	53.6%	43.3%	38.2%	46.0%
Operating Expenses:
Selling expenses	29,257	21,028	13,293	63,578
General and administrative expenses	18,836	17,559	8,879	45,274
Research and development expenses	2,681	3,430	1,136	7,247
Intangible asset amortization expense	2,903	4,814	5,517	13,234
Other segment items	59	1,170	(177)	1,052
Segment Operating Income	$47,195	$32,318	$17,474	$96,987
Segment Operating Income Margin	25.1%	17.4%	14.5%
Corporate Expenses (a)				(22,024)
Interest Expense, Net (b)				(6,204)
Other Expense, Net (b)				(33)
Income Before Provision for Income Taxes				$68,726

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$3,653	$4,815	$2,357	$23	$10,848
Capital expenditures	$2,889	$2,920	$1,992	$3	$7,804

	July 4, 2026	January 3, 2026
(In thousands)
Total Assets (e)
Flow Control	$455,768	$450,911
Industrial Processing	998,443	826,062
Material Handling	406,713	411,813
Corporate (f)	28,372	23,392
	$1,889,296	$1,712,178
(a)Primarily consists of general and administrative expenses.
(b)The Company does not allocate interest expense, net and other expense, net to its segments.
(c)Depreciation expense by reportable segment is included within cost of revenue and selling, general and administrative, and research and development expenses.
(d)Includes $5,842,000 for the purchase of a manufacturing facility in the Flow Control segment that was previously leased by the Company.
(e)Excludes intercompany receivables or payables and investment in subsidiary balances as the CODM uses total assets excluding these amounts as the measurement for the Company's segment assets.
(f)Corporate assets primarily consist of cash and cash equivalents, tax assets, right-of-use assets, and property, plant, and equipment, net.

10.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $11,974,000 at July 4, 2026 and $9,556,000 at January 3, 2026 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard, process timber, and optimize industrial steam boiler efficiency in the packaging, paper, tissue, wood products, and food processing industries, among others. Our primary products include fiber processing systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers, custom-engineered profiles and industrial blades, boiler cleaning technologies, and continuous dewatering equipment.
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

Industry and Business Overview
Consolidated bookings increased 16% to $312 million in the second quarter of 2026 compared to the second quarter of 2025, led by contributions from our recent acquisitions, and record demand for our parts and consumables products at our Industrial Processing segment. Our large installed base throughout the world continues to generate a stable stream of recurring

KADANT INC.

business from aftermarket parts, maintenance upgrades, and related service requirements. Parts and consumables product bookings increased 25% compared to the second quarter of 2025 and represented 72% of consolidated bookings. Capital equipment product bookings decreased 3% compared to the second quarter of 2025. While customer requests and quotation activity remain healthy across all our segments, the timing for securing large capital equipment project orders remains uncertain. The volatility in trade policies, inflation, and geopolitical conflicts have led to pressure on input costs. As a result, customers remain cautious in approving large capital projects pending greater clarity regarding input costs and broader economic conditions. This has led to longer customer approval cycles and increased volatility in the timing of capital project orders. This dynamic is more pronounced in our Industrial Processing segment, where average capital order values are significantly higher than in our other segments. Based on the current level of quote activity, we anticipate stronger capital bookings in the second half of 2026 compared to the first half.
Overall, we expect bookings in 2026 to exceed 2025 levels, largely driven by our Industrial Processing segment and incremental contributions from our recent acquisitions. We continue to see long-term strength in our end markets as customers rely on our products to enhance productivity through more efficient production processes. Additionally, we anticipate growth opportunities related to industrial automation and modernization investments as well as in the energy and defense sectors.
An overview of our business by reportable segment is as follows:
•Flow Control – Our Flow Control segment bookings increased 11% compared to the second quarter of 2025, reflecting strong demand for our parts and consumables products across all regions. Stronger demand in North America, fueled by factory automation projects, was tempered by weaker demand in Europe, which was negatively impacted by mill closures and low factory utilization rates. Demand for our capital equipment products was limited as customers remained cautious regarding their capital spending decisions amid market uncertainty. We expect consistent demand for the remainder of 2026 and long-term strength in this segment due to its diversified market exposure.
•Industrial Processing – Our Industrial Processing segment bookings increased 29% compared to the second quarter of 2025, as recent acquisitions drove record aftermarket parts bookings in the quarter. Demand for our capital equipment products was negatively impacted by the volatility in timing of capital project orders. Quotation activity remains high and project discussions continue across most regions, however, customers continue to defer larger capital investments. Overall, we expect demand for our capital equipment products to strengthen in the second half of 2026, supported by the anticipated receipt of several large capital orders currently in the pipeline. In addition, we expect demand for our aftermarket parts to remain stable in 2026.
•Material Handling – Our Material Handling segment bookings increased 3% compared to the second quarter of 2025, reflecting stable demand as customers balance challenging macroeconomic conditions. In this environment, customers are prioritizing maintenance spending and smaller incremental investments over large expansion projects. We expect modest growth in demand for our products in this segment to continue for the remainder of 2026.
Our global operations have been and continue to be impacted by complex market conditions fueled by volatile trade policies, inflationary pressures, and geopolitical tensions. We expect our operating environment to continue to be challenging, especially for large capital equipment projects where the order timing is uncertain. However, we believe that the fundamentals of our business remain strong, supported by our solid market position in key product lines, experienced global operations teams, and long-term strength of our end markets. For more information related to these challenges, and other factors impacting our business, please see Risk Factors, included in Part I, Item 1A, of our Annual Report, as further amended in Part II, Item 1A, within this report, and as may be further amended and/or restated in subsequent filings with the SEC.

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

Global Trade
The United States has imposed tariffs in the past and more recently proposed and implemented new tariffs on certain imports, which have and will continue to increase the cost of some of the parts and equipment we import. In addition, foreign

KADANT INC.

countries have implemented and may in the future implement additional retaliatory tariffs in response to these actions by the United States, which have negatively impacted and may in the future negatively impact our operations. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Risk Factors, included in Part I, Item 1A, of our Annual Report, as further amended in Part II, Item 1A, within this report, and as may be further amended and/or restated in subsequent filings with the SEC.

Acquisitions
We expect that a significant driver of our long-term growth will be through the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We have acquired several businesses in recent years and continue to pursue acquisition opportunities.
On April 30, 2026, we completed the acquisition of voestalpine BÖHLER Profil GmbH & Co KG and voestalpine BÖHLER Profil VerwaltungsGmbH for a net purchase price of $170.1 million. Upon closing, the acquired entities were renamed Kadant Profil GmbH & Co KG and Kadant Profil Verwaltungs GmbH (collectively, Kadant Profil). Kadant Profil is a manufacturer of customized rolled profiles and industrial knife solutions for demanding industrial applications and is part of our Industrial Processing segment. See Note 2, Acquisitions, in the accompanying condensed consolidated financial statements for further details.

Results of Operations

Second Quarter 2026 Compared with Second Quarter 2025

Revenue
The following table presents the change in revenue by segment between the second quarters of 2026 and 2025, and those changes excluding the effect of acquisitions and foreign currency translation which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.
Revenue by reportable segment in the second quarters of 2026 and 2025 is as follows:

	Three Months Ended		Increase		Acquisitions	Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	July 4, 2026	June 28, 2025		% Change			Increase	% Change
Flow Control	$100,310	$95,947	$4,363	5%	$—	$2,394	$1,969	2%
Industrial Processing	143,800	95,937	47,863	50%	33,922	1,040	12,901	13%
Material Handling	68,765	63,383	5,382	8%	—	645	4,737	7%
Consolidated	$312,875	$255,267	$57,608	23%	$33,922	$4,079	$19,607	8%

Consolidated revenue increased 23% in the second quarter of 2026, including a 13% increase from acquisitions. Organic revenue increased 8%, including a 23% increase in sales of capital equipment products led by our Industrial Processing segment, and steady demand for our parts and consumables products.
Revenue at our Flow Control segment increased 5% in the second quarter of 2026, primarily driven by higher demand for our parts and consumables products, especially in North America and Asia. In addition, capital equipment product revenue increased in China due to the completion of several large projects.
Revenue at our Industrial Processing segment increased 50% in the second quarter of 2026, primarily due to contributions from our recent acquisitions and the favorable effect of foreign currency translation. Organic revenue increased 13%, reflecting a higher volume of capital projects in the quarter compared to the prior-year period. Organic revenue from capital equipment products was strongest in North America, while Europe was comparatively weaker due to constrained market conditions, which have impacted input costs and continued to influence our customers’ decision-making process.

KADANT INC.

Revenue at our Material Handling segment increased 8% in the second quarter of 2026, reflecting strong demand for both capital equipment and aftermarket parts products. The increase was primarily driven by our business in Europe, which benefited from a large refurbishment project during the quarter.

Gross Profit Margin
Gross profit margin by reportable segment in the second quarters of 2026 and 2025 is as follows:

	Three Months Ended		Basis Point Change
	July 4, 2026	June 28, 2025
Flow Control	52.5%	53.8%	(130)	bps
Industrial Processing	40.7%	42.6%	(190)	bps
Material Handling	37.6%	38.7%	(110)	bps
Consolidated	43.8%	45.9%	(210)	bps

Consolidated gross profit margin decreased to 43.8% in the second quarter of 2026 from 45.9% in the second quarter of 2025 due to several factors. The proportion of higher-margin aftermarket parts revenue decreased to 68% in 2026 compared to 71% in 2025. In addition, our gross profit margins for both aftermarket parts and capital equipment products were adversely affected by the product mix within these categories. Gross profit margin in our Industrial Processing segment was negatively affected by the lower gross margin profile associated with recent acquisitions.
Within our reportable segments, gross profit margin:
•Decreased to 52.5% at our Flow Control segment from 53.8% in the 2025 period primarily due to lower margins achieved on our parts and consumables products and an unfavorable mix of capital equipment projects in the period.
•Decreased to 40.7% at our Industrial Processing segment from 42.6% in the 2025 period due to the lower gross margin profile associated with recent acquisitions. In addition, gross profit margin was negatively impacted by a decrease in the proportion of higher-margin parts and consumables product revenue, which decreased to 69% of revenue in the second quarter of 2026 compared to 76% in the 2025 period, and lower margins achieved on our aftermarket parts products.
•Decreased to 37.6% at our Material Handling segment from 38.7% in the 2025 period due to lower margins achieved on our capital equipment products.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by reportable segment and Corporate in the second quarters of 2026 and 2025 are as follows:

	Three Months Ended
(In thousands, except percentages)	July 4, 2026	June 28, 2025	Increase	% Change
Flow Control	$26,255	$25,885	$370	1%
Industrial Processing	29,010	23,561	5,449	23%
Material Handling	14,356	14,004	352	3%
Corporate	12,020	10,491	1,529	15%
Consolidated	$81,641	$73,941	$7,700	10%
Consolidated as a Percentage of Revenue	26.1%	29.0%

Consolidated SG&A expenses increased $7.7 million, or 10%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to the inclusion of $7.9 million of SG&A expenses from recent acquisitions.
Within our reportable segments and Corporate, SG&A expenses:
•Increased $0.4 million at our Flow Control segment primarily due to a net unfavorable impact from foreign currency transaction and translation.

KADANT INC.

•Increased $5.4 million at our Industrial Processing segment primarily due to $7.9 million of SG&A expenses from acquisitions, offset in part by a $1.4 million shift from foreign currency losses in the 2025 period to gains in the 2026 period and a $0.5 million decrease in bad debt expense.
•Increased $0.4 million at our Material Handling segment primarily due to a $0.2 million unfavorable impact from foreign currency translation and incremental selling-related costs.
•Increased $1.5 million at Corporate due to a benefit received in 2025 related to an intellectual property settlement.

Interest Expense
Interest expense increased to $5.3 million in the second quarter of 2026 from $3.3 million in the second quarter of 2025 due to increased borrowings under our revolving credit facility, which were primarily used to fund our acquisitions during the second half of 2025 and first half of 2026, partially offset by a lower weighted-average interest rate.

Provision for Income Taxes
Provision for income taxes increased to $13.2 million in the second quarter of 2026 from $9.8 million in the second quarter of 2025.
The effective tax rate of 28.6% in the second quarter of 2026 was higher than our statutory rate of 21%, primarily due to the distribution of our worldwide earnings, state taxes, and nondeductible expenses.
The effective tax rate of 26.9% in the second quarter of 2025 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, nondeductible expenses, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by foreign tax credits.

Net Income
Net income increased to $32.8 million in the second quarter of 2026 from $26.6 million in the second quarter of 2025 primarily due to a $11.5 million increase in operating income, offset in part by a $2.0 million increase in interest expense and a $3.4 million increase in provision for income taxes (see discussions above for further details).

First Six Months 2026 Compared with First Six Months 2025

Revenue
The following table presents changes in revenue and organic revenue by segment between the first six months of 2026 and 2025. Organic revenue is a non-GAAP measure as defined above in the results of operations for the second quarter of 2026 compared with the second quarter of 2025.
Revenue by segment in the first six months of 2026 and 2025 is as follows:

	Six Months Ended				Acquisitions	Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	July 4, 2026	June 28, 2025	Increase	% Change			Increase	% Change
Flow Control	$198,918	$188,388	$10,530	6%	$—	$7,189	$3,341	2%
Industrial Processing	266,838	185,461	81,377	44%	67,906	4,527	8,944	5%
Material Handling	128,624	120,628	7,996	7%	—	2,201	5,795	5%
Consolidated	$594,380	$494,477	$99,903	20%	$67,906	$13,917	$18,080	4%

Consolidated revenue increased 20% in the first six months of 2026, including a 14% increase from acquisitions. Organic revenue increased 4%, primarily due to higher demand for our capital equipment products compared to the first six months of 2025, and steady demand for our parts and consumables products. Geographically, the economic effects of the conflicts in the Middle East contributed to weaker organic performance in Europe.
Revenue at our Flow Control segment increased 6% and organic revenue increased 2% in the first six months of 2026, primarily driven by higher demand for parts and consumables products across all regions, except Europe. Ongoing geopolitical tensions, energy price volatility, and macroeconomic uncertainty have contributed to more cautious spending in Europe. Increased capital equipment product revenue in China due to the completion of several large projects was more than offset by weaker capital equipment demand in other regions.

KADANT INC.

Revenue at our Industrial Processing segment increased 44% in the first six months of 2026, primarily due to our recent acquisitions and the favorable effect of foreign currency translation. Organic revenue increased 5%, reflecting higher demand for our capital equipment products, partially offset by lower demand for our parts and consumables products.
Revenue at our Material Handling segment increased 7% in the first six months of 2026, driven by strong demand for both aftermarket and capital equipment products.

Gross Profit Margin
Gross profit margin by segment in the first six months of 2026 and 2025 is as follows:

	Six Months Ended		Basis Point Change
	July 4, 2026	June 28, 2025
Flow Control	52.6%	53.6%	(100)	bps
Industrial Processing	41.5%	43.3%	(180)	bps
Material Handling	37.5%	38.2%	(70)	bps
Consolidated	44.4%	46.0%	(160)	bps

Consolidated gross profit margin decreased to 44.4% in the first six months of 2026 from 46.0% in the first six months of 2025. The proportion of higher-margin aftermarket parts revenue decreased to 71% in 2026 compared to 73% in 2025. In addition, gross profit margins for both aftermarket parts and capital equipment products were adversely affected by the product mix within these categories. Gross profit margin in our Industrial Processing segment was negatively affected by the lower gross margin profile associated with recent acquisitions.
Within our reportable segments, gross profit margin:
•Decreased to 52.6% at our Flow Control segment from 53.6% in the 2025 period primarily due to lower margins achieved on our parts and consumables products.
•Decreased to 41.5% at our Industrial Processing segment from 43.3% in the 2025 period due to the lower gross margin profile associated with recent acquisitions. In addition, gross profit margin was impacted by lower margins achieved on our aftermarket products due in part to several large parts orders in the 2025 period. Gross margin was also negatively impacted by a decrease in the proportion of higher-margin parts and consumables product revenue, which decreased to 72% of revenue in the first six months of 2026 compared to 78% in the first six months of 2025.
•Decreased to 37.5% at our Material Handling segment from 38.2% in the 2025 period due to lower margins achieved on our capital equipment products.

Selling, General, and Administrative Expenses
SG&A expenses by reportable segment and Corporate in the first six months of 2026 and 2025 are as follows:

	Six Months Ended
(In thousands, except percentages)	July 4, 2026	June 28, 2025	Increase	% Change
Flow Control	$52,622	$51,055	$1,567	3%
Industrial Processing	59,304	44,571	14,733	33%
Material Handling	28,759	27,512	1,247	5%
Corporate	23,494	22,024	1,470	7%
Consolidated	$164,179	$145,162	$19,017	13%
Consolidated as a Percentage of Revenue	27.6%	29.4%

Consolidated SG&A expenses increased $19.0 million, or 13%, in the first six months of 2026 compared to the first six months of 2025, primarily due to the inclusion of $15.8 million of SG&A expenses from acquisitions and an unfavorable impact from foreign currency translation of $3.9 million.

KADANT INC.

Within our reportable segments and Corporate, SG&A expenses:
•Increased $1.6 million at our Flow Control segment due to a $2.1 million unfavorable impact from foreign currency translation, offset in part by a $0.5 million reduction in backlog amortization expense.
•Increased $14.7 million at our Industrial Processing segment principally due to $15.8 million of SG&A expenses from acquisitions, partially offset by a $0.5 million reduction in bad debt expense.
•Increased $1.2 million at our Material Handling segment primarily due to a $0.6 million unfavorable impact from foreign currency translation and incremental selling-related costs.
•Increased $1.5 million at Corporate due to a benefit received in 2025 related to an intellectual property settlement.

Interest Expense
Interest expense increased to $9.8 million in the first six months of 2026 from $7.2 million in the first six months of 2025 due to higher borrowings under our revolving credit facility used to finance acquisitions during the second half of 2025 and first half of 2026, partially offset by a lower weighted-average interest rate. We expect interest expense to remain higher than prior-year levels for the remainder of 2026, primarily due to borrowings used to finance our April 2026 acquisition of Kadant Profil.

Provision for Income Taxes
Provision for income taxes increased to $23.3 million in the first six months of 2026 from $17.7 million in the first six months of 2025.
The effective tax rate of 28.4% in the first six months of 2026 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, and nondeductible expenses.
The effective tax rate of 25.7% in the first six months of 2025 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, and state taxes. These items were offset in part by net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income increased to $58.7 million in the first six months of 2026 from $51.1 million in the first six months of 2025 primarily due to a $16.0 million increase in operating income, offset in part by a $2.6 million increase in interest expense and a $5.7 million increase in provision for income taxes (see discussions above for further details).

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
A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin from net income attributable to Kadant is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net Income Attributable to Kadant	$32,468	$26,159	$57,977	$50,222
Net Income Attributable to Noncontrolling Interests	379	480	691	854
Provision for Income Taxes	13,182	9,822	23,324	17,650
Interest Expense, Net	4,819	2,899	8,952	6,204
Other Expense, Net	32	17	45	33
Operating Income	50,880	39,377	90,989	74,963
Intangible Asset Amortization Expense	8,626	6,333	17,011	12,653
Profit in Inventory Amortization Expense (a)	1,201	24	2,610	35
Backlog Amortization Expense (b)	—	202	—	581
Acquisition Costs	604	908	1,278	1,245
Indemnification Asset Provision (c)	(125)	—	(125)	(29)
Adjusted Operating Income (d) (non-GAAP measure)	61,186	46,844	111,763	89,448
Depreciation Expense	6,918	5,534	13,180	10,848
Adjusted EBITDA (non-GAAP measure)	$68,104	$52,378	$124,943	$100,296
Adjusted EBITDA Margin (non-GAAP measure)	21.8%	20.5%	21.0%	20.3%

(a) Represents amortization expense within cost of revenue associated with acquired profit in inventory.
(b) Represents intangible amortization expense associated with acquired backlog.
(c) Represents the net indemnification asset provision related to the establishment of tax reserves associated with uncertain tax positions.
(d) Reflects new methodology, announced on February 19, 2026, to exclude intangible amortization expense.
A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Cash Provided by Operating Activities	$53,510	$40,482	$75,426	$63,317
Capital Expenditures (a)	(10,947)	(3,968)	(14,205)	(7,804)
Free Cash Flow (non-GAAP measure)	$42,563	$36,514	$61,221	$55,513
(a)    Includes $5.8 million paid in the second quarter of 2026 for the purchase of a previously leased manufacturing facility in the Flow Control segment.

Liquidity and Capital Resources
Consolidated working capital was $356.7 million at July 4, 2026, compared with $313.8 million at January 3, 2026. Cash and cash equivalents were $134.5 million at July 4, 2026, compared with $119.6 million at January 3, 2026, which included cash and cash equivalents held by our foreign subsidiaries of $114.5 million at July 4, 2026 and $100.3 million at January 3, 2026.

KADANT INC.

Cash Flow
Cash flow information in the first six months of 2026 and 2025 is as follows:

	Six Months Ended
(In thousands)	July 4, 2026	June 28, 2025
Net Cash Provided by Operating Activities	$75,426	$63,317
Net Cash Used in Investing Activities	(185,093)	(6,940)
Net Cash Provided by (Used in) Financing Activities	127,379	(61,476)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(2,769)	6,341
Increase in Cash, Cash Equivalents, and Restricted Cash	$14,943	$1,242
Operating Activities
Cash provided by operating activities increased to $75.4 million in the first six months of 2026 from $63.3 million in the first six months of 2025. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
Significant operating cash outflows associated with working capital in the first six months of 2026 were primarily attributable to increases in accounts receivable and contract assets and decreases in customer deposits and other liabilities. Accounts receivable and contract assets used $9.7 million of cash, primarily due to the timing of billings and customer payments. Customer deposits used $7.5 million of cash, primarily due to the timing of capital equipment orders, and other liabilities used $8.4 million of cash, primarily related to incentive compensation payments.
Significant cash outflows associated with working capital in the first six months of 2025 were primarily attributable to a decrease in other liabilities and an increase in inventory. Purchases of inventory used cash of $14.8 million, and other current liabilities used cash of $13.4 million primarily related to incentive compensation payments. These cash outflows were partially offset by customer deposits, which provided $9.4 million of cash due to higher capital equipment orders, and contract assets, which provided $7.7 million of cash primarily due to the timing of billings on contracts accounted for over time.

Investing Activities
Cash used in investing activities was $185.1 million in the first six months of 2026, compared with $6.9 million in the first six months of 2025. The increase in 2026 was primarily attributable to $171.8 million of acquisition consideration, net of cash acquired, including $170.1 million for the acquisition of Kadant Profil and $1.7 million of post-closing payments related to acquisitions completed in 2024. Capital expenditures increased to $14.2 million in the first six months of 2026, compared with $7.8 million in the first six months of 2025, primarily due to the purchase of a manufacturing facility that had previously been leased.

Financing Activities
Cash provided by financing activities was $127.4 million in the first six months of 2026, compared with cash used of $61.5 million in the first six months of 2025. The increase in the first six months of 2026 primarily reflected higher net borrowings under our revolving credit facility, including borrowings of $190.9 million used primarily to finance the acquisition of Kadant Profil, partially offset by repayments of long-term obligations of $49.2 million. In the first six months of 2025, borrowings under our revolving credit facility were $8.0 million and repayments of long-term obligations were $56.9 million. Cash dividends paid to stockholders increased to $8.3 million in 2026, compared with $7.8 million in 2025. Taxes paid related to the vesting of equity awards decreased to $4.9 million in 2026, compared with $6.1 million in 2025.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $2.8 million decrease in cash, cash equivalents, and restricted cash in the first six months of 2026 related to exchange rates was primarily attributable to the strengthening of the U.S. dollar against the euro and Swedish krona, offset in part by the weakening of the U.S. dollar against the Chinese renminbi. The $6.3 million increase in cash, cash equivalents, and restricted cash in the first six months of 2025 related to exchange rates was primarily attributable to the weakening of the U.S. dollar against the euro and, to a lesser extent, the Swedish krona and the Canadian dollar.

KADANT INC.

Borrowing Capacity and Debt Obligations
Our unsecured multi-currency revolving credit facility entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on September 26, 2030 and has a borrowing capacity of $750.0 million.
In April 2026, we borrowed approximately $181.8 million of euro-denominated debt under our revolving credit facility to fund the acquisition of Kadant Profil. As of July 4, 2026, our outstanding balance under the Credit Agreement was $502.5 million, which included $245.5 million of euro-denominated borrowings, and we had $248.7 million of available committed borrowing capacity, in addition to a $200.0 million uncommitted, unsecured incremental borrowing facility. Under our debt agreements, our leverage ratio must be less than 3.75 to 1 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25 to 1. As of July 4, 2026, our leverage ratio was 1.72 and we were in compliance with our debt covenants.
See Note 5, Long-Term Obligations in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 21, 2026, our board of directors approved the repurchase of up to $50.0 million of our equity securities during the period from May 21, 2026 to May 21, 2027. We did not repurchase any shares of our common stock under this authorization or under our previous authorization that expired on May 15, 2026.
We paid cash dividends of $8.3 million in the first six months of 2026. On May 21, 2026, we declared a quarterly cash dividend of $0.36 per share totaling $4.3 million that will be paid on August 13, 2026. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $12.0 to $16.0 million during the remainder of 2026 for property, plant, and equipment.
As of July 4, 2026, we had approximately $150.3 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $93.8 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first six months of 2026, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $2.9 million.
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

KADANT INC.

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2026. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 4, 2026, our Chief Executive Officer and Chief Financial Officer concluded that as of July 4, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
Management's assessment of the effectiveness of internal control over financial reporting includes internal controls over financial reporting systems and internal processes at Clyde Industries and Babbini, which were excluded from management's assessment in 2025. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended July 4, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Changes in government policies, political unrest, economic sanctions, trade embargoes, or other adverse trade regulations can negatively impact our business. Non-U.S. markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. For example, we operate businesses in Mexico and Canada and benefit from the United States-Mexico-Canada Agreement (USMCA). On July 1, 2026, the Office of the United States Trade Representative (USTR) announced that the United States does not agree to renewal of USMCA in its current form, triggering an annual review process that may result in modifications of the agreement. If the United States were to withdraw from or materially modify the USMCA or impose significant tariffs or taxes on goods imported into the United States, the cost of our products could significantly increase or no longer be priced competitively, which in turn could have a material adverse effect on our business and results of operations.
In 2025, the Trump Administration imposed a series of tariffs against U.S. trading partners pursuant to the International Emergency Economic Powers Act (IEEPA). On February 20, 2026, the Supreme Court ruled these tariffs unlawful. The Trump Administration immediately imposed new global tariffs pursuant to Section 122 of the Trade Act of 1974, which allows for tariffs of up to 15% for a period of up to 150 days. The Section 122 tariffs expired on July 24, 2026. On the same day, USTR imposed new tariffs of 10% or 12.5% on 60 trading partners under Section 301 of the Trade Act of 1974. In July 2026, the United States imposed tariffs of 50% on certain imports from Canada under Section 338 of the Tariff Act of 1930. Our business has been negatively affected by these tariffs, and the timing and availability of refunds is uncertain. We may be negatively affected in the future by the quickly evolving tariff situation and the economic uncertainty created thereby.

KADANT INC.

Our business is also affected by various product or sector-specific tariffs that the United States imposes on trading partners. Certain products imported from China, including pulp and paper machinery, are subject to tariffs imposed by USTR, pursuant to Section 301 of the Trade Act of 1974. The tariffs on pulp and paper machinery are set at 25%. In addition, the U.S. Department of Commerce has imposed tariffs of 50% on numerous categories of steel, aluminum, and copper products, under Section 232 of the Trade Expansion Act of 1962, and has expanded these tariffs to include certain derivative products subject to a 25% tariff. We import products that are impacted by these tariffs. While we try to mitigate the impact of the existing and other proposed tariffs by the Trump Administration, we cannot be certain if our actions will be successful. The tariffs have and could in the future negatively affect our ability to compete against competitors who do not manufacture in China and/or are not subject to the tariffs.
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

Item 5 – Other Information
Insider Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended July 4, 2026.

KADANT INC.

Item 6 – Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: August 12, 2026	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)