Form 10-Q
period 2026-10-03
KADANT INC
filed 2026-11-10
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 30, 2026, the registrant had 11,809,757 shares of common stock outstanding.

Kadant Inc.
Report on Form 10-Q
For the Quarterly Period Ended October 3, 2026

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	October 3, 2026	January 3, 2026
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$133,910	$119,551
Restricted cash	4,697	3,130
Accounts receivable, net of allowances of $5,064 and $5,149	179,217	158,567
Inventories	207,027	206,854
Contract assets	10,085	6,599
Other current assets	46,489	47,232
Total Current Assets	581,425	541,933
Property, Plant, and Equipment, net of accumulated depreciation of $189,592 and $173,586	224,791	196,656
Other Assets	62,219	67,592
Intangible Assets, Net (Notes 1 and 2)	345,385	350,376
Goodwill (Notes 1 and 2)	658,096	555,621
Total Assets	$1,871,916	$1,712,178

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 5)	$3,067	$3,129
Accounts payable	60,271	53,362
Accrued payroll and employee benefits	51,432	47,348
Accrued warranty costs	11,466	11,848
Customer deposits	48,909	56,867
Advanced billings	7,525	9,605
Other current liabilities	50,778	46,012
Total Current Liabilities	233,448	228,171
Long-Term Obligations (Note 5)	452,139	371,372
Deferred Income Taxes	66,804	62,479
Other Long-Term Liabilities	56,310	59,089

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	142,116	138,844
Retained earnings	1,025,936	945,641
Treasury stock at cost, 2,814,402 and 2,835,165 shares	(68,964)	(69,473)
Accumulated other comprehensive items (Note 7)	(47,385)	(35,349)
Total Kadant Stockholders' Equity	1,051,849	979,809
Noncontrolling interests	11,366	11,258
Total Stockholders' Equity	1,063,215	991,067
Total Liabilities and Stockholders' Equity	$1,871,916	$1,712,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
(In thousands, except per share amounts)
Revenue (Notes 1 and 9)	$313,160	$271,567	$907,540	$766,044

Costs and Operating Expenses:
Cost of revenue	173,071	148,906	503,743	416,011
Selling, general, and administrative expenses	82,705	75,839	246,884	221,001
Research and development expenses	3,831	3,919	12,371	11,166
Other costs	—	287	—	287
	259,607	228,951	762,998	648,465
Operating Income	53,553	42,616	144,542	117,579
Interest Income	548	373	1,394	1,329
Interest Expense	(5,594)	(3,089)	(15,392)	(10,249)
Other Expense, Net	(23)	(19)	(68)	(52)
Income Before Provision for Income Taxes	48,484	39,881	130,476	108,607
Provision for Income Taxes (Note 4)	12,799	11,766	36,123	29,416
Net Income	35,685	28,115	94,353	79,191
Net Income Attributable to Noncontrolling Interests	(613)	(393)	(1,304)	(1,247)
Net Income Attributable to Kadant	$35,072	$27,722	$93,049	$77,944

Earnings per Share Attributable to Kadant (Note 3)
Basic	$2.97	$2.35	$7.88	$6.62
Diluted	$2.96	$2.35	$7.87	$6.61

Weighted Average Shares (Note 3)
Basic	11,809	11,777	11,804	11,771
Diluted	11,829	11,802	11,817	11,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
(In thousands)
Net Income	$35,685	$28,115	$94,353	$79,191
Other Comprehensive Items:
Foreign currency translation adjustment	(4,870)	(2,552)	(12,118)	32,495
Pension and other post-retirement liability adjustments, net (net of tax (benefit) provision of $(2), $1, $(6), and $4)	(6)	2	(14)	13
Other comprehensive items	(4,876)	(2,550)	(12,132)	32,508
Comprehensive Income	30,809	25,565	82,221	111,699
Comprehensive Income Attributable to Noncontrolling Interests	(571)	(387)	(1,208)	(1,484)
Comprehensive Income Attributable to Kadant	$30,238	$25,178	$81,013	$110,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	October 3, 2026	September 27, 2025
(In thousands)
Operating Activities
Net income attributable to Kadant	$93,049	$77,944
Net income attributable to noncontrolling interests	1,304	1,247
Net income	94,353	79,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,301	36,479
Stock-based compensation expense	8,705	8,516
Provision for losses on accounts receivable	335	1,045
Non-cash impairment costs	—	287
Other items, net	9,496	3,722
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,157)	(7,715)
Contract assets	(3,391)	8,913
Inventories	7,651	(12,931)
Other assets	472	901
Accounts payable	4,068	(4,653)
Customer deposits	(7,774)	7,249
Other liabilities	(2,732)	(10,435)
Net cash provided by operating activities	138,327	110,569

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(171,882)	(16,483)
Purchases of property, plant, and equipment	(18,972)	(10,998)
Proceeds from sale of property, plant, and equipment	405	136
Other investing activities	441	1,118
Net cash used in investing activities	(190,008)	(26,227)

Financing Activities
Proceeds from issuance of long-term obligations (Note 5)	190,903	29,033
Repayment of long-term obligations	(100,572)	(69,360)
Tax withholding payments related to stock-based compensation	(4,924)	(6,099)
Dividends paid	(12,510)	(11,770)
Proceeds from issuance of Company common stock	—	2,101
Dividends paid to noncontrolling interest	(1,100)	(825)
Payment of debt issuance costs	(27)	(2,382)
Net cash provided by (used in) financing activities	71,770	(59,302)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(4,163)	5,927

Increase in Cash, Cash Equivalents, and Restricted Cash	15,926	30,967
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	122,681	95,946
Cash, Cash Equivalents, and Restricted Cash at End of Period	$138,607	$126,913

See Note 1, Nature of Operations and Summary of Significant Accounting Policies,
under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended October 3, 2026
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at July 4, 2026	14,624,159	$146	$139,223	$995,116	2,815,057	$(68,980)	$(42,551)	$10,795	$1,033,749
Net income	—	—	—	35,072	—	—	—	613	35,685
Dividend declared – Common Stock, $0.36 per share	—	—	—	(4,252)	—	—	—	—	(4,252)
Activity under stock plans	—	—	2,893	—	(655)	16	—	—	2,909
Other comprehensive items	—	—	—	—	—	—	(4,834)	(42)	(4,876)
Balance at October 3, 2026	14,624,159	$146	$142,116	$1,025,936	2,814,402	$(68,964)	$(47,385)	$11,366	$1,063,215

	Nine Months Ended October 3, 2026
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 3, 2026	14,624,159	$146	$138,844	$945,641	2,835,165	$(69,473)	$(35,349)	$11,258	$991,067
Net income	—	—	—	93,049	—	—	—	1,304	94,353
Dividends declared – Common Stock, $1.08 per share	—	—	—	(12,754)	—	—	—	—	(12,754)
Activity under stock plans	—	—	3,272	—	(20,763)	509	—	—	3,781
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(1,100)	(1,100)
Other comprehensive items	—	—	—	—	—	—	(12,036)	(96)	(12,132)
Balance at October 3, 2026	14,624,159	$146	$142,116	$1,025,936	2,814,402	$(68,964)	$(47,385)	$11,366	$1,063,215

	Three Months Ended September 27, 2025
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 28, 2025	14,624,159	$146	$131,279	$901,907	2,846,846	$(69,759)	$(37,553)	$11,273	$937,293
Net income	—	—	—	27,722	—	—	—	393	28,115
Dividend declared – Common Stock, $0.34 per share	—	—	—	(4,005)	—	—	—	—	(4,005)
Activity under stock plans	—	—	2,633	—	(822)	21	—	—	2,654
Other comprehensive items	—	—	—	—	—	—	(2,544)	(6)	(2,550)
Balance at September 27, 2025	14,624,159	$146	$133,912	$925,624	2,846,024	$(69,738)	$(40,097)	$11,660	$961,507

	Nine Months Ended September 27, 2025
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 28, 2024	14,624,159	$146	$130,180	$859,693	2,878,080	$(70,524)	$(72,368)	$11,001	$858,128
Net income	—	—	—	77,944	—	—	—	1,247	79,191
Dividends declared – Common Stock, $1.02 per share	—	—	—	(12,013)	—	—	—	—	(12,013)
Activity under stock plans	—	—	3,732	—	(32,056)	786	—	—	4,518
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(825)	(825)
Other comprehensive items	—	—	—	—	—	—	32,271	237	32,508
Balance at September 27, 2025	14,624,159	$146	$133,912	$925,624	2,846,024	$(69,738)	$(40,097)	$11,660	$961,507

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at October 3, 2026, its results of operations, comprehensive income, and stockholders' equity for the three- and nine-month periods ended October 3, 2026 and September 27, 2025, and its cash flows for the nine-month periods ended October 3, 2026 and September 27, 2025. Interim results are not necessarily indicative of results for a full year or for any other interim period.
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
Note 1 to the consolidated financial statements in the Annual Report describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the nine months ended October 3, 2026.

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025
Cash Paid for Interest	$14,754	$9,824
Cash Paid for Income Taxes, Net of Refunds	$32,954	$33,530

Non-Cash Investing Activities:
Purchases of property, plant, and equipment in accounts payable	$1,485	$398

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$6,046	$5,761
Dividends declared but unpaid	$4,252	$4,005

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	October 3, 2026	January 3, 2026	September 27, 2025	December 28, 2024
Cash and cash equivalents	$133,910	$119,551	$124,493	$94,660
Restricted cash	4,697	3,130	2,420	1,286
Total Cash, Cash Equivalents, and Restricted Cash	$138,607	$122,681	$126,913	$95,946

Inventories
The components of inventories are as follows:

	October 3, 2026	January 3, 2026
(In thousands)
Raw Materials	$88,355	$92,674
Work in Process	50,214	44,455
Finished Goods (includes $1,725 and $3,556 at customer locations)	68,458	69,725
	$207,027	$206,854

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
October 3, 2026
Definite-Lived
Customer relationships	$423,546	$(167,821)	$(6,355)	$249,370
Product technology	111,696	(59,821)	(2,779)	49,096
Tradenames	24,026	(7,110)	(449)	16,467
Other	25,221	(22,719)	(569)	1,933
	584,489	(257,471)	(10,152)	316,866
Indefinite-Lived
Tradenames	29,059	—	(540)	28,519
Acquired Intangible Assets	$613,548	$(257,471)	$(10,692)	$345,385

January 3, 2026
Definite-Lived
Customer relationships	$414,629	$(148,139)	$(4,483)	$262,007
Product technology	96,744	(54,929)	(2,076)	39,739
Tradenames	23,926	(6,106)	(366)	17,454
Other	25,221	(22,443)	(574)	2,204
	560,520	(231,617)	(7,499)	321,404
Indefinite-Lived
Tradenames	29,059	—	(87)	28,972
Acquired Intangible Assets	$589,579	$(231,617)	$(7,586)	$350,376

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible assets are recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset. Intangible assets related to the Company's 2026 acquisition totaled $21,518,000. See Note 2, Acquisitions, for further details.

Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at January 3, 2026
Gross balance	$139,759	$306,319	$195,081	$641,159
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	139,759	220,781	195,081	555,621
2026 Activity
Acquisition (Note 2)	—	110,635	—	110,635
Measurement-period adjustments for 2025 acquisitions	—	3,358	—	3,358
Currency translation	(2,822)	(7,234)	(1,462)	(11,518)
Total 2026 activity	(2,822)	106,759	(1,462)	102,475
Balance at October 3, 2026
Gross balance	136,937	413,078	193,619	743,634
Accumulated impairment losses	—	(85,538)	—	(85,538)
Net balance	$136,937	$327,540	$193,619	$658,096

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
The following table presents revenue by revenue recognition method:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2026	2025	2026	2025
Point in Time	$281,073	$254,491	$838,131	$706,995
Over Time	32,087	17,076	69,409	59,049
	$313,160	$271,567	$907,540	$766,044

The Company disaggregates its revenue from contracts with customers by reportable segment, product type, and geography as this best depicts how its revenue is affected by economic factors.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2026	2025	2026	2025
Revenue by Product Type:
Parts and consumables	$218,357	$188,366	$642,019	$549,457
Capital	94,803	83,201	265,521	216,587
	$313,160	$271,567	$907,540	$766,044

Revenue by Geography (based on customer location):
North America	$185,845	$165,708	$539,204	$483,546
Europe	65,319	65,869	200,363	178,440
Asia	38,046	23,893	102,346	63,536
Rest of world	23,950	16,097	65,627	40,522
	$313,160	$271,567	$907,540	$766,044
See Note 9, Business Segment Information, for information on the disaggregation of revenue by reportable segment.

The following table presents contract balances from contracts with customers:

	October 3, 2026	January 3, 2026
(In thousands)
Contract Assets	$10,085	$6,599
Contract Liabilities	$58,676	$69,093

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
The Company recognized revenue of $4,924,000 in the third quarter of 2026 and $6,064,000 in the third quarter of 2025, and $55,830,000 in the first nine months of 2026 and $36,861,000 in the first nine months of 2025 that was included in the contract liabilities balance at the beginning of 2026 and 2025, respectively. The majority of the Company's contracts for capital equipment products have an original expected duration of one year or less. Certain capital equipment product contracts require longer lead times and could take up to 24 months to complete. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining unsatisfied or partially unsatisfied performance obligations was $24,459,000 as of October 3, 2026. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 61% of which is expected to occur within the next twelve months and the remaining 39% thereafter.

Note Receivable
The Company entered into several agreements with the local government in China, which became effective in 2022, to sell its then-existing manufacturing building and land use rights at one of its subsidiaries in China for $25,159,000 and relocate to a new facility. The Company received a 31% down payment, with the remaining balance due on the earlier of the sale of the property by the local government or two years from the effective date of the agreements. To date, the local government in China has made various interim payments and the outstanding receivable was $13,709,000 at October 3, 2026, which is included in other current assets in the accompanying condensed consolidated balance sheet. The Company expects this receivable will be repaid in full, although the timing is uncertain.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Banker's Acceptance Drafts Included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $4,380,000 at October 3, 2026 and $9,115,000 at January 3, 2026, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At October 3, 2026, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including 100% bonus depreciation, domestic research cost expensing pursuant to Internal Revenue Code Section 174, and changes to the calculation of the interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was no material impact from the OBBBA provisions during the nine months ended October 3, 2026. The Company will continue to monitor the impact of the OBBBA and any additional clarifications or interpretive guidance related to the OBBBA as it is released.

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
Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU No. 2025-06, which improves the practicality of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. Under this ASU, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, it is probable that the project will be completed, and the software will be used to perform the function intended. This ASU is effective for fiscal years beginning in 2028, including interim periods within those fiscal years, with early adoption permitted and may be applied retrospectively. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU No. 2025-11, which clarifies the guidance to improve the consistency of interim reporting. This ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the entity. This ASU is effective for fiscal years beginning in 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
Environmental Credits and Environmental Credit Obligations (Topic 818). In May 2026, the FASB issued ASU No. 2026-02, which establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. This ASU is intended to reduce diversity in practice for entities that generate, purchase, sell, or use environmental credits. This ASU is effective for fiscal years beginning in 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect that adoption of this ASU will have on its consolidated financial statements.

2.    Acquisitions

The Company's acquisitions are accounted for using the acquisition method of accounting. The results of the acquired businesses are included in its condensed consolidated financial statements from the date of acquisition. Historically, acquisitions have been made at prices above the fair value of identifiable net assets, resulting in the recognition of goodwill. Acquisition costs were $453,000 in the third quarter of 2026 and $1,731,000 in the nine months ended October 3, 2026, and are included in selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income.

2026
On January 29, 2026, the Company entered into a definitive agreement to acquire the shares of voestalpine BÖHLER Profil GmbH & Co KG and voestalpine BÖHLER Profil VerwaltungsGmbH. The acquisition was completed on April 30, 2026 for $170,246,000, net of cash acquired and the noncash settlement of a pre-existing balance with the acquired entity. The acquisition was funded through borrowings under the Company's revolving credit facility. Upon closing, the acquired entities were renamed Kadant Profil GmbH & Co KG and Kadant Profil Verwaltungs GmbH (collectively, Kadant Profil). Kadant Profil is a manufacturer of customized rolled profiles and industrial knife solutions for demanding industrial applications and is part of the Company's Industrial Processing segment. The Company expects the acquisition to generate synergies by expanding product sales into new markets through its global sales network and relationships, broadening its product portfolio, strengthening its position in the markets it serves, leveraging the acquired workforce, and achieving internal production efficiencies. Goodwill recognized in the Kadant Profil acquisition was $110,635,000 and separately identifiable intangible assets acquired were $21,518,000, both of which are expected to be fully deductible for income tax purposes over 15 years.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed in connection with the acquisition of Kadant Profil.

(In thousands)	Total
Cash and Cash Equivalents	$2,917
Accounts Receivable	3,867
Inventories	14,401
Property, Plant, and Equipment	31,481
Other Assets	304
Definite-Lived Intangible Assets
Customer relationships	6,783
Product technology	14,735
Goodwill	110,635
Total assets acquired	$185,123

Accounts Payable	$3,209
Other Current Liabilities	5,502
Long-Term Obligations	3,249
Total liabilities assumed	11,960
Net assets acquired	$173,163

Purchase Price:
Cash consideration	$177,078
Noncash settlement of pre-existing balance with the acquired entity	(3,915)
$173,163
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

2025
During the nine months ended October 3, 2026, the Company recorded measurement-period adjustments related to its acquisitions of Babbini S.p.A. and G.P.S. Engineering S.r.l. (collectively, Babbini) on July 9, 2025, and Clyde Industries Holdings, Inc. and its subsidiaries (collectively, Clyde Industries) on October 7, 2025. The adjustments primarily related to inventory, intangible assets and deferred income taxes and were not material to the Company's condensed consolidated financial statements as of and for the three and nine months ended October 3, 2026.

2024
On August 21, 2024, the Company acquired a technology company, which is included in its Material Handling segment. The total purchase price was approximately $11,785,000, which included cash paid of $8,843,000, net of cash acquired, a post-closing holdback payment of $1,157,000, which was paid during the first quarter of 2026, and contingent consideration with a fair value of $1,785,000 as of the acquisition date. The contingent consideration is payable in Australian dollars (AUD) upon the achievement of certain revenue performance targets earned between June 30, 2025 and June 30, 2027. The maximum future value of the contingent consideration subject to payment is approximately $12,154,000, calculated using the AUD spot exchange rate at October 3, 2026. The fair value of the contingent consideration is dependent on the following assumptions: the probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rate. See Note 8, Fair Value Measurements and Fair Value of Financial Instruments, for additional information related to the fair value of the contingent consideration assumed in the acquisition.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net Income Attributable to Kadant	$35,072	$27,722	$93,049	$77,944

Basic Weighted Average Shares	11,809	11,777	11,804	11,771
Effect of Restricted Stock Units and Employee Stock Purchase Plan Shares	20	25	13	19
Diluted Weighted Average Shares	11,829	11,802	11,817	11,790

Basic Earnings per Share	$2.97	$2.35	$7.88	$6.62

Diluted Earnings per Share	$2.96	$2.35	$7.87	$6.61

The effect of outstanding and unvested restricted stock units (RSUs) of the Company’s common stock totaling 5,000 shares in the third quarter of 2026, 5,000 shares in the third quarter of 2025, 26,000 shares in the first nine months of 2026 and 19,000 shares in the first nine months of 2025 were not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the respective reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $36,123,000 in the first nine months of 2026 and $29,416,000 in the first nine months of 2025.
The effective tax rate of 27.7% in the first nine months of 2026 was higher than the Company’s statutory rate of 21% primarily due to the distribution of the Company’s worldwide earnings, state taxes, and nondeductible expenses.
The effective tax rate of 27.1% in the first nine months of 2025 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company's worldwide earnings, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by a net tax benefit from the re-measurement of certain deferred income tax assets and liabilities due to the decrease to Germany's future statutory tax rate enacted in July 2025 and foreign tax credits.

5.    Long-Term Obligations

Long-term obligations are as follows:

	October 3, 2026	January 3, 2026
(In thousands)
Revolving Credit Facility, due 2030	$447,458	$366,707
Senior Promissory Notes, due 2026 to 2028	4,990	4,990
Finance Leases, due 2026 to 2030	2,060	1,781
Other Borrowings, due 2026 to 2031	698	1,023
Total	455,206	374,501
Less: Current Maturities of Long-Term Obligations	(3,067)	(3,129)
Long-Term Obligations	$452,139	$371,372

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
During the second quarter of 2026, the Company borrowed approximately $181,815,000 of euro-denominated debt under the Credit Agreement to finance the acquisition of Kadant Profil. As of October 3, 2026, the outstanding balance under the Credit Agreement was $447,458,000, which included $233,458,000 of euro-denominated borrowings. The Company had $300,488,000 of committed borrowing capacity available as of October 3, 2026, which was calculated by translating its foreign-denominated borrowings using the administrative agent's borrowing date foreign exchange rates, in addition to the $200,000,000 uncommitted, unsecured incremental borrowing facility.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 4.42% as of October 3, 2026 and 4.49% as of January 3, 2026.

Debt Compliance
As of October 3, 2026, the Company was in compliance with the covenants related to its debt obligations.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $2,910,000 in the third quarter of 2026, $2,696,000 in the third quarter of 2025, $8,705,000 in the first nine months of 2026 and $8,516,000 in the first nine months of 2025 within SG&A expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled $11,203,000 at October 3, 2026, which will be recognized over a weighted average period of 1.7 years.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Modification of Equity Awards
On September 10, 2026, the Company entered into an executive transition agreement with its Chief Executive Officer in connection with his planned retirement on January 1, 2028. Pursuant to the agreement, the vesting of 10,255 outstanding RSUs, which were scheduled to vest after his retirement date, was accelerated to his retirement date. The modification resulted in an aggregate modification-date fair value of $2,917,000, which was lower than the original grant-date fair value. As of the modification date, unrecognized compensation expense was $2,152,000 related to these RSUs, which will be recognized ratably over the remaining requisite service period through his retirement date.

7.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Total
Balance at January 3, 2026	$(35,369)	$20	$(35,349)
Other comprehensive items before reclassifications	(12,022)	(6)	(12,028)
Reclassifications from AOCI	—	(8)	(8)
Net current period other comprehensive items	(12,022)	(14)	(12,036)
Balance at October 3, 2026	$(47,391)	$6	$(47,385)

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
•Level 3—Unobservable inputs based on the Company's own assumptions.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of October 3, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$17,836	$—	$—	$17,836
Banker's acceptance drafts (b)	$—	$4,380	$—	$4,380
Liabilities:
Contingent consideration (c)	$—	$—	$2,084	$2,084

	Fair Value as of January 3, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits (a)	$14,139	$—	$—	$14,139
Banker's acceptance drafts (b)	$—	$9,115	$—	$9,115
Liabilities:
Contingent consideration (c)	$—	$—	$1,941	$1,941
(a)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(b)Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(c)Included in other current liabilities at October 3, 2026 and other long-term liabilities at January 3, 2026 in the accompanying condensed consolidated balance sheet.
The Company uses the market approach technique to value its Level 1 and Level 2 financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2026. Banker's acceptance drafts are carried at face value, which approximates their fair value due to the short-term nature of the negotiable instrument.
The Company uses the income approach technique to estimate the fair value of its Level 3 contingent consideration, including valuation models that incorporate probability adjusted assumptions and simulations related to the achievement of milestones and the likelihood of making the related payment. The unobservable inputs used in the fair value measurements include the probability of successful achievement of certain revenue targets, forecasted revenue, revenue volatility, and discount rates. These assumptions were estimated based on a review of historical and projected results. Projected contingent consideration related to revenue-based payments is discounted back to the current period using a discounted cash flow model. Changes to the fair value of contingent consideration can result from changes to one or multiple inputs, including the discount rate, projected revenue, revenue volatility, and the assumed probabilities of successful achievement of certain revenue targets. There were no changes in the valuation techniques or significant unobservable inputs used in measuring the contingent consideration during the first nine months of 2026.
The following table provides a rollforward of the change in the fair value of the contingent consideration as determined by Level 3 inputs:

	Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025
Balance at Beginning of Year	$1,941	$1,678
Interest accretion (included within interest expense)	69	—
Currency translation	74	88
Balance at End of Period	$2,084	$1,766
The carrying value and fair value of debt obligations, excluding lease obligations, are as follows:

	October 3, 2026		January 3, 2026
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt Obligations:
Revolving credit facility	$447,458	$447,458	$366,707	$366,707
Senior promissory notes	4,990	4,994	4,990	4,981
Other	698	698	1,023	1,023
	$453,146	$453,150	$372,720	$372,711
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
Each of the Company's reportable segments is led by a segment senior executive, who reports directly to the Chief Executive Officer (CEO). The Company has determined that its CEO is its Chief Operating Decision Maker (CODM) who is responsible for assessing performance and allocating resources. The CODM utilizes segment gross profit margin and segment operating income margin to evaluate the performance of each segment and allocate resources effectively. The CODM primarily

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
reviews these profit measures in comparison to forecasts, trends, key performance targets, and results of industry peers to assess profitability, identify areas for improvement, and make strategic decisions regarding investments and resource allocation within each segment.
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
The following tables present financial information for the Company's reportable segments:

Three Months Ended October 3, 2026
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$102,382	$143,402	$67,376	$313,160
Cost of revenue	48,140	83,105	41,826	173,071
Gross Profit	54,242	60,297	25,550	140,089
Gross Profit Margin	53.0%	42.0%	37.9%	44.7%
Operating Expenses:
Selling expenses	14,148	13,865	6,679	34,692
General and administrative expenses	9,139	11,984	4,541	25,664
Research and development expenses	1,375	1,855	601	3,831
Intangible asset amortization expense	1,263	4,894	2,686	8,843
Other segment items	42	1,296	60	1,398
Segment Operating Income	$28,275	$26,403	$10,983	$65,661
Segment Operating Income Margin	27.6%	18.4%	16.3%
Corporate Expenses (a)				(12,108)
Interest Expense, Net (b)				(5,046)
Other Expense, Net (b)				(23)
Income Before Provision for Income Taxes				$48,484

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,864	$4,160	$1,219	$24	$7,267
Capital expenditures	$1,943	$1,542	$1,275	$7	$4,767

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended September 27, 2025
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$94,839	$106,393	$70,335	$271,567
Cost of revenue	45,657	59,964	43,285	148,906
Gross Profit	49,182	46,429	27,050	122,661
Gross Profit Margin	51.9%	43.6%	38.5%	45.2%
Operating Expenses:
Selling expenses	14,470	10,728	6,790	31,988
General and administrative expenses	9,512	9,625	4,505	23,642
Research and development expenses	1,460	1,861	598	3,919
Intangible asset amortization expense	1,386	2,600	2,700	6,686
Other segment items	12	2,787	(76)	2,723
Segment Operating Income	$22,342	$18,828	$12,533	$53,703
Segment Operating Income Margin	23.6%	17.7%	17.8%
Corporate Expenses (a)				(11,087)
Interest Expense, Net (b)				(2,716)
Other Expense, Net (b)				(19)
Income Before Provision for Income Taxes				$39,881

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$1,935	$2,621	$1,142	$13	$5,711
Capital expenditures	$1,213	$783	$1,198	$—	$3,194

Nine Months Ended October 3, 2026
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$301,300	$410,240	$196,000	$907,540
Cost of revenue	142,415	239,164	122,164	503,743
Gross Profit	158,885	171,076	73,836	403,797
Gross Profit Margin	52.7%	41.7%	37.7%	44.5%
Operating Expenses:
Selling expenses	44,326	41,400	20,605	106,331
General and administrative expenses	29,239	33,785	14,090	77,114
Research and development expenses	4,428	6,134	1,809	12,371
Intangible asset amortization expense	3,801	13,990	8,063	25,854
Other segment items	(152)	2,168	(33)	1,983
Segment Operating Income	$77,243	$73,599	$29,302	$180,144
Segment Operating Income Margin	25.6%	17.9%	15.0%
Corporate Expenses (a)				(35,602)
Interest Expense, Net (b)				(13,998)
Other Expense, Net (b)				(68)
Income Before Provision for Income Taxes				$130,476

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$5,564	$11,169	$3,652	$62	$20,447
Capital expenditures (d)	$9,992	$4,771	$3,993	$216	$18,972

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 27, 2025
(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Revenue	$283,227	$291,854	$190,963	$766,044
Cost of revenue	133,114	165,106	117,791	416,011
Gross Profit	150,113	126,748	73,172	350,033
Gross Profit Margin	53.0%	43.4%	38.3%	45.7%
Operating Expenses:
Selling expenses	43,727	31,756	20,083	95,566
General and administrative expenses	28,348	27,184	13,384	68,916
Research and development expenses	4,141	5,291	1,734	11,166
Intangible asset amortization expense	4,289	7,414	8,217	19,920
Other segment items	71	3,957	(253)	3,775
Segment Operating Income	$69,537	$51,146	$30,007	$150,690
Segment Operating Income Margin	24.6%	17.5%	15.7%
Corporate Expenses (a)				(33,111)
Interest Expense, Net (b)				(8,920)
Other Expense, Net (b)				(52)
Income Before Provision for Income Taxes				$108,607

(In thousands)	Flow Control	Industrial Processing	Material Handling	Corporate	Total
Other Segment Disclosures
Depreciation expense (c)	$5,588	$7,436	$3,499	$36	$16,559
Capital expenditures	$4,102	$3,703	$3,190	$3	$10,998

	October 3, 2026	January 3, 2026
(In thousands)
Total Assets (e)
Flow Control	$454,503	$450,911
Industrial Processing	989,188	826,062
Material Handling	409,640	411,813
Corporate (f)	18,585	23,392
	$1,871,916	$1,712,178
(a)Primarily consists of general and administrative expenses.
(b)The Company does not allocate interest expense, net and other expense, net to its segments.
(c)Depreciation expense by reportable segment is included within cost of revenue and selling, general, and administrative, and research and development expenses.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are non-interest bearing obligations of the issuing bank and generally mature within six months of the origination date. The Company's Chinese subsidiaries may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $11,562,000 at October 3, 2026 and $9,556,000 at January 3, 2026 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Industry and Business Overview
Unless otherwise indicated, references to 2026 and 2025 in the Industry and Business Overview discussion below refer to the first nine months of each of the respective fiscal years.

KADANT INC.

Consolidated bookings increased 21% to $924.0 million in 2026 compared to 2025 driven by a 13% contribution from acquisitions, and higher demand for both parts and consumables and capital equipment products.
Parts and consumables bookings increased 21% in 2026 compared to 2025 and represented 72% of consolidated bookings, driven by demand in the core end markets we serve, as well as more recent demand supporting the defense industry and factory modernization and automation. Demand for our parts and consumables products remained stable throughout 2026, supported by our large global installed base, which continues to generate recurring business from aftermarket parts, maintenance upgrades, and related service requirements.
Capital equipment bookings increased 20% in 2026 compared to 2025, including 10% organic growth. The organic increase was led by our Industrial Processing segment where capital equipment demand remained relatively stable during 2026, but exceeded levels experienced in the comparatively weak 2025 period. Despite the increased capital equipment bookings in 2026, uncertainty persists regarding the timing of large capital equipment project orders. Customer inquiries and quotation activity remain healthy across all our segments; however, volatility in trade policies, inflationary pressures, and ongoing geopolitical conflicts have contributed to higher input-cost pressures and broader economic uncertainty. These factors have contributed to customer caution in approving large capital projects, resulting in extended approval cycles and increased variability in the timing of orders. This trend is particularly pronounced in our Industrial Processing segment, where average capital order values are significantly higher than in our other segments. As a result, the pipeline of large capital orders awaiting final customer approval has increased, and we remain optimistic about converting these opportunities into bookings in 2027.
Overall, we expect bookings in the full year 2026 to exceed full year 2025 levels, due to strong contributions from our recent acquisitions and stable growth in demand for our products. Looking forward, we see long-term strength in our end markets as customers rely on our products to enhance productivity through more efficient production processes. Additionally, we anticipate growth opportunities related to industrial automation and modernization investments, infrastructure spending, and investments in the energy and defense sectors.
An overview of our business by reportable segment is as follows:
•Flow Control – Our Flow Control segment bookings increased 10% in 2026 compared to 2025, reflecting strong demand across all regions for our parts and consumables products, especially in North America, where stronger demand benefited from factory automation projects. Demand for our capital equipment products was limited as customers remained cautious about capital spending amid market uncertainty. We expect demand for our products in this segment to remain stable for the remainder of 2026 and anticipate long-term strength in this segment due to its diversified market exposure.
•Industrial Processing – Our Industrial Processing segment bookings increased 43% in 2026 compared to 2025, including a 34% contribution from acquisitions. Organic bookings increased 7% in 2026 with higher bookings at our fiber processing product line offsetting weaker demand at our wood processing product line. Organic bookings at our fiber processing product line increased 31% in 2026 due to the execution of previously delayed projects and a favorable comparison to a weak 2025 period impacted by economic and tariff-related uncertainty. Organic bookings at our wood processing product line decreased 5% in 2026 due to softer demand for wood products. Elevated financing and construction costs have dampened consumer confidence resulting in a decline in new construction in the United States, leading to reduced demand for oriented strand board, lumber, and our wood processing products. Mills have responded with production curtailments and extended downtime. Overall, this segment continues to be negatively impacted by the volatility in the timing of capital project orders. Quotation activity remains high and project discussions continue across most regions; however, customers continue to defer larger capital investments. We expect demand for our capital equipment products to strengthen during the remainder of 2026, while demand for our parts and consumables products is expected to remain stable.
•Material Handling – Our Material Handling segment bookings increased 6% in 2026 compared to 2025, reflecting strong demand in North America for our parts and consumables products, particularly at our conveying and vibratory businesses. In the current environment, customers continue to prioritize maintenance spending and smaller incremental investments over large expansion projects. We expect demand for our products in this segment to remain stable for the remainder of 2026. Looking ahead, we believe infrastructure spending and continued data center expansion will provide future growth opportunities.
Our global operations have been and continue to be affected by challenging market conditions fueled by volatility in trade policies, inflationary pressures, and geopolitical uncertainty. We expect these conditions to persist, especially for large capital equipment projects where the order timing is uncertain. Nevertheless, we believe that the fundamentals of our business remain strong, supported by our established market position in key product lines, experienced global operations teams, and long-term strength of our end markets. For more information related to these challenges, and other factors impacting our

KADANT INC.

business, please see Risk Factors, included in Part I, Item 1A, of our Annual Report, as further amended in Part II, Item 1A, within this report, and as may be further amended and/or restated in subsequent filings with the SEC.

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

Global Trade
The United States has imposed tariffs in the past and more recently proposed and implemented new tariffs on certain imports, which have increased and will continue to increase the cost of some of the parts and equipment we import. In addition, foreign countries have implemented and may in the future implement additional retaliatory tariffs in response to these actions by the United States, which have negatively impacted and may in the future negatively impact our operations. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure these strategies will effectively mitigate the impact of these costs. For more information on risks associated with our global operations, including tariffs, please see Risk Factors, included in Part I, Item 1A, of our Annual Report, as further amended in Part II, Item 1A, within this report, and as may be further amended and/or restated in subsequent filings with the SEC.

Acquisitions
We expect that a significant driver of our long-term growth will be through the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We have acquired several businesses in recent years and continue to pursue acquisition opportunities.
On April 30, 2026, we completed the acquisition of voestalpine BÖHLER Profil GmbH & Co KG and voestalpine BÖHLER Profil VerwaltungsGmbH for a net purchase price of $170.2 million. Upon closing, the acquired entities were renamed Kadant Profil GmbH & Co KG and Kadant Profil Verwaltungs GmbH (collectively, Kadant Profil). Kadant Profil is a manufacturer of customized rolled profiles and industrial knife solutions for demanding industrial applications and is part of our Industrial Processing segment. See Note 2, Acquisitions, in the accompanying condensed consolidated financial statements for further details.

Results of Operations

Third Quarter 2026 Compared with Third Quarter 2025

Revenue
The following table presents the change in revenue by segment between the third quarters of 2026 and 2025, and those changes excluding the effect of acquisitions and foreign currency translation which we refer to as change in organic revenue. Organic revenue excludes the effect of acquisitions for the four quarterly reporting periods following the date of the acquisition. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding U.S. generally accepted accounting principles (GAAP) measure.

KADANT INC.

Revenue by reportable segment in the third quarters of 2026 and 2025 is as follows:

	Three Months Ended		Increase (Decrease)		Acquisitions	Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	October 3, 2026	September 27, 2025		% Change			Increase (Decrease)	% Change
Flow Control	$102,382	$94,839	$7,543	8%	$—	$738	$6,805	7%
Industrial Processing	143,402	106,393	37,009	35%	30,998	(323)	6,334	6%
Material Handling	67,376	70,335	(2,959)	(4)%	—	131	(3,090)	(4)%
Consolidated	$313,160	$271,567	$41,593	15%	$30,998	$546	$10,049	4%

Consolidated revenue increased 15% in the third quarter of 2026, including an 11% contribution from acquisitions. Organic revenue increased 4%, reflecting stable demand for both parts and consumables and capital equipment products. Increased revenue in North America and Asia was partially offset by weaker performance in Europe, as macroeconomic uncertainties have led to more cautious capital spending.
Revenue at our Flow Control segment increased 8% in the third quarter of 2026, driven by higher demand for our parts and consumables products in our core end markets, as well as more recent demand supporting the defense industry and factory modernization and automation. Revenue also benefited from the fulfillment of several large orders originally scheduled for the fourth quarter. Stronger demand in North America offset weaker performance in Europe, reflecting challenging market conditions in the region.
Revenue at our Industrial Processing segment increased 35% in the third quarter of 2026, largely due to contributions from our recent acquisitions. Organic revenue increased 6% due to higher demand for our capital equipment products in North America and Asia, including projects focused on energy efficiency and modernization. These increases were partially offset by weaker demand in Europe, reflecting challenging market conditions, higher input costs, and continued customer caution in purchasing decisions.
Revenue at our Material Handling segment decreased 4% in the third quarter of 2026 due to lower capital equipment revenue at our baling businesses resulting from customer-requested delivery delays. The decrease was partially offset by higher demand for our parts and consumables products at our conveying and vibratory businesses in North America.

Gross Profit Margin
Gross profit margin by reportable segment in the third quarters of 2026 and 2025 is as follows:

	Three Months Ended		Basis Point Change
	October 3, 2026	September 27, 2025
Flow Control	53.0%	51.9%	110	bps
Industrial Processing	42.0%	43.6%	(160)	bps
Material Handling	37.9%	38.5%	(60)	bps
Consolidated	44.7%	45.2%	(50)	bps
Consolidated gross profit margin decreased to 44.7% in the third quarter of 2026 from 45.2% in the third quarter of 2025 primarily due to lower margins achieved on our capital equipment products. Incremental profit in inventory amortization expense and post-acquisition profit deferrals at our most recent acquisition lowered gross profit margin by 0.8 percentage points, which was largely offset by an increase of 0.6 percentage points from tariff refunds.
Within our reportable segments, gross profit margin:
•Increased to 53.0% at our Flow Control segment from 51.9% in the 2025 period, primarily due to higher margins achieved on our parts and consumables products, as well as a higher proportion of parts and consumables revenue in the 2026 period.
•Decreased to 42.0% at our Industrial Processing segment from 43.6% in the 2025 period. Incremental profit in inventory amortization expense and post-acquisition profit deferrals at our most recent acquisition lowered gross profit margin by 1.7 percentage points, which was partially offset by an increase of 0.7 percentage points from tariff refunds.

KADANT INC.

•Decreased to 37.9% at our Material Handling segment from 38.5% in the 2025 period, primarily due to lower margins achieved on our capital equipment products, partially offset by a higher proportion of parts and consumables product revenue, which increased to 57% of revenue compared to 52% in the 2025 period.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by reportable segment and Corporate in the third quarters of 2026 and 2025 are as follows:

	Three Months Ended
(In thousands, except percentages)	October 3, 2026	September 27, 2025	Increase (Decrease)	% Change
Flow Control	$24,592	$25,380	$(788)	(3)%
Industrial Processing	32,039	25,453	6,586	26%
Material Handling	13,966	13,919	47	—%
Corporate	12,108	11,087	1,021	9%
Consolidated	$82,705	$75,839	$6,866	9%
Consolidated as a Percentage of Revenue	26.4%	27.9%

Consolidated SG&A expenses increased $6.9 million, or 9%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to the inclusion of $6.1 million of operating expenses and $2.3 million of intangible amortization expense from acquisitions, partially offset by a decrease of $2.0 million in acquisition-related costs. Acquisition-related costs included in SG&A consist of acquisition costs and backlog amortization expense.
Within our reportable segments and Corporate, SG&A expenses:
•Decreased $0.8 million at our Flow Control segment primarily due to an increase of $0.3 million in foreign currency transaction gains and a $0.3 million decrease in external commissions.
•Increased $6.6 million at our Industrial Processing segment primarily due to the inclusion of $6.1 million of operating expenses and $2.3 million of intangible amortization expense from acquisitions, partially offset by a decrease of $1.8 million of acquisition costs.
•Increased $1.0 million at Corporate largely due to higher professional service fees.

Interest Expense
Interest expense increased to $5.6 million in the third quarter of 2026 from $3.1 million in the third quarter of 2025 due to increased borrowings under our revolving credit facility, which were primarily used to fund our acquisitions, partially offset by a lower weighted-average interest rate.

Provision for Income Taxes
Provision for income taxes increased to $12.8 million in the third quarter of 2026 from $11.8 million in the third quarter of 2025.
The effective tax rate of 26.4% in the third quarter of 2026 was higher than our statutory rate of 21%, primarily due to nondeductible expenses, the distribution of our worldwide earnings and state taxes. These items were offset in part by a benefit from research and development tax credits.
The effective tax rate of 29.5% in the third quarter of 2025 was higher than our statutory rate of 21% primarily due to an increase in liabilities for uncertain tax positions, the distribution of our worldwide earnings, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by a net tax benefit from the remeasurement of certain deferred income tax assets and liabilities due to the decrease to Germany's future statutory tax rate enacted in July 2025 and foreign tax credits.

Net Income
Net income increased to $35.7 million in the third quarter of 2026 from $28.1 million in the third quarter of 2025 primarily due to a $10.9 million increase in operating income, offset in part by a $2.5 million increase in interest expense and a $1.0 million increase in provision for income taxes (see discussions above for further details).

KADANT INC.

First Nine Months 2026 Compared with First Nine Months 2025

Revenue
The following table presents changes in revenue and organic revenue by segment between the first nine months of 2026 and 2025. Organic revenue is a non-GAAP measure as defined above in the results of operations for the third quarter of 2026 compared with the third quarter of 2025.
Revenue by segment in the first nine months of 2026 and 2025 is as follows:

	Nine Months Ended				Acquisitions	Currency Translation	(Non-GAAP) Change in Organic Revenue
(In thousands, except percentages)	October 3, 2026	September 27, 2025	Increase	% Change			Increase	% Change
Flow Control	$301,300	$283,227	$18,073	6%	$—	$7,927	$10,146	4%
Industrial Processing	410,240	291,854	118,386	41%	98,904	4,204	15,278	5%
Material Handling	196,000	190,963	5,037	3%	—	2,332	2,705	1%
Consolidated	$907,540	$766,044	$141,496	18%	$98,904	$14,463	$28,129	4%

Consolidated revenue increased 18% in the first nine months of 2026, including a 13% increase attributable to acquisitions. Organic revenue increased 4%, primarily due to higher demand for our capital equipment products at our Industrial Processing segment and, to a lesser extent, stable demand for our aftermarket parts at our Flow Control segment. Higher demand in North America and Asia was partially offset by lower demand in Europe, where challenging economic conditions have contributed to weaker organic performance.
Revenue at our Flow Control segment increased 6% in the first nine months of 2026 driven by higher demand for our parts and consumables products, particularly in North America and Asia. Demand in Europe was tempered by ongoing geopolitical tensions, energy price volatility, and macroeconomic uncertainty, which contributed to more cautious customer spending. Demand for our capital equipment products in the first nine months of 2026 was impacted by weak conditions in the pulp and paper industry, including mill closures, production curtailments, and industry consolidation.
Revenue at our Industrial Processing segment increased 41% in the first nine months of 2026, largely due to contributions from our recent acquisitions. Organic revenue increased 5%, driven by higher capital shipments in 2026 compared to the weaker performance in the prior-year period when tariff-related uncertainty led to constrained capital spending. Geographically, increased demand for our capital equipment in North America and Asia was partially offset by lower demand in Europe, where constrained market conditions have led customers to defer major capital expenditures.
Revenue at our Material Handling segment increased 3% in the first nine months of 2026, primarily due to higher demand for our parts and consumables products across all regions as customers focused their spending on maintenance and critical replacement parts.

Gross Profit Margin
Gross profit margin by segment in the first nine months of 2026 and 2025 is as follows:

	Nine Months Ended		Basis Point Change
	October 3, 2026	September 27, 2025
Flow Control	52.7%	53.0%	(30)	bps
Industrial Processing	41.7%	43.4%	(170)	bps
Material Handling	37.7%	38.3%	(60)	bps
Consolidated	44.5%	45.7%	(120)	bps

Consolidated gross profit margin decreased to 44.5% in the first nine months of 2026 from 45.7% in the first nine months of 2025 largely due to lower margins achieved on our capital equipment products. Incremental profit in inventory amortization expense and post-acquisition profit deferrals at our most recent acquisition lowered gross profit margin by 0.8 percentage points, which was largely offset by an increase of 0.6 percentage points from tariff refunds.

KADANT INC.

Within our reportable segments, gross profit margin:
•Decreased to 52.7% at our Flow Control segment from 53.0% in the 2025 period primarily due to lower margins achieved on our parts and consumables products.
•Decreased to 41.7% at our Industrial Processing segment from 43.4% in the 2025 period primarily due to a lower proportion of higher-margin parts and consumables revenue, which declined to 72% of revenue from 77% in the 2025 period. In addition, incremental profit in inventory amortization expense and post-acquisition profit deferrals at our most recent acquisition lowered gross profit margin by 1.7 percentage points, which was partially offset by an increase of 0.8 percentage points from tariff refunds.
•Decreased to 37.7% at our Material Handling segment from 38.3% in the 2025 period due to lower margins achieved on our capital equipment products, partially offset by a higher proportion of parts and consumables product revenue, which increased to 60% of revenue compared to 58% in the 2025 period.

Selling, General, and Administrative Expenses
SG&A expenses by reportable segment and Corporate in the first nine months of 2026 and 2025 are as follows:

	Nine Months Ended
(In thousands, except percentages)	October 3, 2026	September 27, 2025	Increase	% Change
Flow Control	$77,214	$76,435	$779	1%
Industrial Processing	91,343	70,024	21,319	30%
Material Handling	42,725	41,431	1,294	3%
Corporate	35,602	33,111	2,491	8%
Consolidated	$246,884	$221,001	$25,883	12%
Consolidated as a Percentage of Revenue	27.2%	28.8%

Consolidated SG&A expenses increased $25.9 million, or 12%, in the first nine months of 2026 compared to the first nine months of 2025, primarily due to the inclusion of $17.6 million of operating expenses and $6.6 million of intangible amortization expense from acquisitions, and a $4.0 million unfavorable impact from foreign currency translation. These increases were partially offset by a decrease of $2.5 million in acquisition-related costs.
Within our reportable segments and Corporate, SG&A expenses:
•Increased $0.8 million at our Flow Control segment due to a $2.2 million unfavorable impact from foreign currency translation, partially offset by a $0.7 million reduction in acquisition-related costs and a $0.7 million decrease in external commissions.
•Increased $21.3 million at our Industrial Processing segment principally due to the inclusion of $17.6 million of operating expenses and $6.6 million of intangible amortization expense from acquisitions, and a $1.1 million unfavorable impact from foreign currency translation, partially offset by a decrease of $1.7 million of acquisition costs and a $0.7 million decrease in bad debt expense.
•Increased $1.3 million at our Material Handling segment primarily due to a $0.7 million unfavorable impact from foreign currency translation and a $0.6 million increase in external commissions.
•Increased $2.5 million at Corporate primarily reflecting the impact of an intellectual property settlement received in 2025.

Interest Expense
Interest expense increased to $15.4 million in the first nine months of 2026 from $10.2 million in the first nine months of 2025 primarily due to higher borrowings under our revolving credit facility, which were primarily used to fund our acquisitions. We expect interest expense to remain higher than prior-year levels for the remainder of 2026, primarily due to borrowings used to finance our April 2026 acquisition of Kadant Profil.

Provision for Income Taxes
Provision for income taxes increased to $36.1 million in the first nine months of 2026 from $29.4 million in the first nine months of 2025.

KADANT INC.

The effective tax rate of 27.7% in the first nine months of 2026 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, state taxes, and nondeductible expenses.
The effective tax rate of 27.1% in the first nine months of 2025 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. These items were offset in part by a net tax benefit from the remeasurement of certain deferred income tax assets and liabilities due to the decrease to Germany's future statutory rate enacted in July 2025 and foreign tax credits.

Net Income
Net income increased to $94.4 million in the first nine months of 2026 from $79.2 million in the first nine months of 2025 primarily due to a $27.0 million increase in operating income, offset in part by a $5.1 million increase in interest expense and a $6.7 million increase in provision for income taxes (see discussions above for further details).

Non-GAAP Key Performance Indicators
In addition to the financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures, including organic revenue (defined as revenue excluding the effect of acquisitions and foreign currency translation), adjusted operating income, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, adjusted EBITDA margin (defined as adjusted EBITDA divided by revenue), and free cash flow (defined as cash flow provided by operating activities less capital expenditures).
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

KADANT INC.

A reconciliation of adjusted operating income, adjusted EBITDA, and adjusted EBITDA margin from net income attributable to Kadant is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net Income Attributable to Kadant	$35,072	$27,722	$93,049	$77,944
Net Income Attributable to Noncontrolling Interests	613	393	1,304	1,247
Provision for Income Taxes	12,799	11,766	36,123	29,416
Interest Expense, Net	5,046	2,716	13,998	8,920
Other Expense, Net	23	19	68	52
Operating Income	53,553	42,616	144,542	117,579
Intangible Asset Amortization Expense	8,843	6,521	25,854	19,174
Profit in Inventory Amortization Expense (a)	1,252	465	3,862	500
Backlog Amortization Expense (b)	—	165	—	746
Acquisition Costs	453	2,253	1,731	3,498
Indemnification Asset Reversal (Provision) (c)	337	—	212	(29)
Other Costs	—	287	—	287
Adjusted Operating Income (d) (non-GAAP measure)	64,438	52,307	176,201	141,755
Depreciation Expense	7,267	5,711	20,447	16,559
Adjusted EBITDA (non-GAAP measure)	$71,705	$58,018	$196,648	$158,314
Adjusted EBITDA Margin (non-GAAP measure)	22.9%	21.4%	21.7%	20.7%

(a) Represents amortization expense within cost of revenue associated with acquired profit in inventory.
(b) Represents intangible amortization expense associated with acquired backlog.
(c) Represents the net indemnification asset reversal or provision related to the release of or establishment of tax reserves associated with uncertain tax positions.
(d) Reflects new methodology, announced on February 19, 2026, to exclude intangible amortization expense.

A reconciliation of free cash flow from cash flow provided by operating activities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Cash Provided by Operating Activities	$62,901	$47,252	$138,327	$110,569
Capital Expenditures (a)	(4,767)	(3,194)	(18,972)	(10,998)
Free Cash Flow (non-GAAP measure)	$58,134	$44,058	$119,355	$99,571
(a)    Includes $5.8 million paid in the nine months ended October 3, 2026 for the purchase of a previously leased manufacturing facility in the Flow Control segment.

Liquidity and Capital Resources
Consolidated working capital was $348.0 million at October 3, 2026, compared with $313.8 million at January 3, 2026. Cash and cash equivalents were $133.9 million at October 3, 2026, compared with $119.6 million at January 3, 2026, which included cash and cash equivalents held by our foreign subsidiaries of $118.6 million at October 3, 2026 and $100.3 million at January 3, 2026.

KADANT INC.

Cash Flow
Cash flow information for the first nine months of 2026 and 2025 is as follows:

	Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025
Net Cash Provided by Operating Activities	$138,327	$110,569
Net Cash Used in Investing Activities	(190,008)	(26,227)
Net Cash Provided by (Used in) Financing Activities	71,770	(59,302)
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(4,163)	5,927
Increase in Cash, Cash Equivalents, and Restricted Cash	$15,926	$30,967

Operating Activities
Cash provided by operating activities increased to $138.3 million in the first nine months of 2026 from $110.6 million in the first nine months of 2025. Our operating cash flows are primarily generated from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes, and interest payments on outstanding debt obligations.
Significant operating cash outflows associated with working capital in the first nine months of 2026 were primarily attributable to increases in accounts receivable and contract assets and decreases in customer deposits. Accounts receivable and contract assets used $22.5 million of cash, primarily due to the timing of billings and customer payments. Customer deposits used $7.8 million of cash, primarily due to the timing of capital equipment orders. These uses of cash were partially offset by $7.7 million of cash provided by a decrease in inventories.
Significant operating cash outflows associated with working capital in the first nine months of 2025 were primarily attributable to increases in inventories and accounts receivable and decreases in other liabilities. A net increase in inventories used cash of $12.9 million, accounts receivable used cash of $7.7 million due to the timing of shipments, and other liabilities used cash of $10.4 million primarily related to incentive compensation payments. These cash outflows were partially offset by customer deposits, which provided $7.2 million of cash due to higher capital equipment orders, and contract assets, which provided $8.9 million of cash primarily due to the timing of billings on contracts accounted for over time.

Investing Activities
Cash used in investing activities was $190.0 million in the first nine months of 2026, compared with $26.2 million in the first nine months of 2025. The increase in 2026 was primarily attributable to $171.9 million of acquisition consideration, net of cash acquired, including $170.2 million for the acquisition of Kadant Profil and $1.7 million of post-closing payments related to acquisitions completed in 2024. Capital expenditures increased to $19.0 million in the first nine months of 2026, compared with $11.0 million in the first nine months of 2025, largely due to the purchase of a manufacturing facility that had previously been leased.

Financing Activities
Cash provided by financing activities was $71.8 million in the first nine months of 2026, compared with cash used of $59.3 million in the first nine months of 2025. The increase in the first nine months of 2026 primarily reflected higher net borrowings under our revolving credit facility, including borrowings of $190.9 million used primarily to finance the acquisition of Kadant Profil, partially offset by repayments of long-term obligations of $100.6 million. In the first nine months of 2025, borrowings under our revolving credit facility were $29.0 million and repayments of long-term obligations were $69.4 million. Cash dividends paid to stockholders increased to $12.5 million in 2026, compared with $11.8 million in 2025. Taxes paid related to the vesting of equity awards decreased to $4.9 million in 2026, compared with $6.1 million in 2025.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. In the first nine months of 2026, exchange rate changes resulted in a $4.2 million decrease in cash, cash equivalents, and restricted cash primarily due to the strengthening of the U.S. dollar against the euro and, to a lesser extent, the Swedish krona, partially offset by the weakening of the U.S. dollar against the Chinese renminbi. In the first nine months of 2025, exchange rate changes resulted in a $5.9 million increase in cash, cash equivalents, and restricted cash

KADANT INC.

primarily due to the weakening of the U.S. dollar against the euro and, to a lesser extent, the Swedish krona and the Canadian dollar.

Borrowing Capacity and Debt Obligations
Our unsecured multi-currency revolving credit facility entered into on March 1, 2017 (as amended and restated to date, the Credit Agreement) matures on September 26, 2030 and has a borrowing capacity of $750.0 million.
During the second quarter of 2026, we borrowed approximately $181.8 million of euro-denominated debt under our revolving credit facility to fund the acquisition of Kadant Profil. As of October 3, 2026, outstanding borrowings under the Credit Agreement totaled $447.5 million, including $233.5 million of euro-denominated borrowings. We had $300.5 million of available committed borrowing capacity, as well as an additional $200.0 million of uncommitted, unsecured incremental borrowing capacity. Under our debt agreements, our leverage ratio must be less than 3.75 to 1 or, if we elect, for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, must be less than 4.25 to 1. As of October 3, 2026, our leverage ratio was 1.49 and we were in compliance with our debt covenants.
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
We paid cash dividends of $12.5 million in the first nine months of 2026. On September 10, 2026, we declared a quarterly cash dividend of $0.36 per share totaling $4.3 million that will be paid on November 12, 2026. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our Credit Agreement related to our consolidated leverage ratio.
We plan to make expenditures of approximately $9.0 to $11.0 million during the remainder of 2026 for property, plant, and equipment.
As of October 3, 2026, we had approximately $170.6 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $101.0 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first nine months of 2026, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely-reinvested foreign earnings to the United States would be approximately $2.9 million.
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

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2026. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of October 3, 2026, our Chief Executive Officer and Chief Financial Officer concluded that as of October 3, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
Management's assessment of the effectiveness of internal control over financial reporting includes internal controls over financial reporting systems and internal processes at Clyde Industries and Babbini, which were excluded from management's assessment in 2025. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended October 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Changes in government policies, political unrest, economic sanctions, trade embargoes, or other adverse trade regulations can negatively impact our business. Non-U.S. markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. For example, we operate businesses in Mexico and Canada and benefit from the United States-Mexico-Canada Agreement (USMCA). On July 1, 2026, the Office of the United States Trade Representative (USTR) announced that the United States does not agree to the renewal of the USMCA in its current form, triggering an annual review process that may result in modifications of the agreement. If the United States were to withdraw from or materially modify the USMCA or impose significant tariffs or taxes on goods imported into the United States, the cost of our products could significantly increase or no longer be priced competitively, which in turn could have a material adverse effect on our business and results of operations.
In 2025, the Trump Administration imposed a series of tariffs against U.S. trading partners pursuant to the International Emergency Economic Powers Act (IEEPA). On February 20, 2026, the Supreme Court ruled these tariffs unlawful. The Trump Administration immediately imposed new global tariffs pursuant to Section 122 of the Trade Act of 1974, which allows for tariffs of up to 15% for a period of up to 150 days. The Section 122 tariffs expired on July 24, 2026. On the

KADANT INC.

same day, USTR imposed new tariffs of 10% or 12.5% on 60 trading partners under Section 301 of the Trade Act of 1974. In July 2026, the United States imposed tariffs of 50% on certain imports from Canada under Section 338 of the Tariff Act of 1930, which became effective in August 2026. Our business has been negatively affected by these tariffs, and the timing and availability of refunds is uncertain.
The tariff landscape continues to evolve rapidly. The Trump Administration has modified the list of products subject to the additional 50% Section 338 tariff on Canada, both removing and adding various paper and paperboard products, and President Trump has threatened to increase the Section 232 tariffs on steel and aluminum from Canada to 100%, effective January 2027. On September 18, 2026, Congress passed the Lindsey O. Graham Sanctioning Russia and Iran Act of 2026, which directs the President to impose tariffs of up to 500% on goods from Russia or 100% on goods from countries that import oil and natural gas from Russia or evade sanctions on Russia. President Trump has temporarily waived these tariffs. USTR is also conducting an investigation under Section 301 of the Trade Act of 1974 into global overcapacity, which could result in additional tariffs on key trading partners. We may be negatively affected in the future by the quickly evolving tariff situation and the economic uncertainty created thereby.
Our business is also affected by various product or sector-specific tariffs that the United States imposes on trading partners. Certain products imported from China, including pulp and paper machinery, are subject to tariffs imposed by USTR pursuant to Section 301 of the Trade Act of 1974. The tariffs on pulp and paper machinery are set at 25%. In addition, the U.S. Department of Commerce has imposed tariffs of 50% on numerous categories of steel, aluminum, and copper products, under Section 232 of the Trade Expansion Act of 1962, and has expanded these tariffs to include certain derivative products subject to a 25% tariff. We import products that are impacted by these tariffs. While we try to mitigate the impact of the existing and other proposed tariffs by the Trump Administration, we cannot be certain if our actions will be successful. The tariffs have negatively affected and could in the future negatively affect our ability to compete against competitors who do not manufacture in China and/or are not subject to the tariffs.
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
Additionally, the military conflict between Russia and Ukraine and the global response to it has and may in the future adversely impact our revenues, gross margins and financial results. The United States, the European Union, and many other countries have imposed sanctions on Russia, individuals in Russia and Russian businesses, including several large banks. In 2025, our sales to Russia were minimal at $1.9 million. As a result of the international sanctions regime in place against Russia, it has become extremely difficult to sell any of our equipment or services into Russia. Any proposed sales into Russia are evaluated on a case-by-case basis, taking into account the risks related to the sale, the costs associated with ensuring compliance with applicable sanctions and the likelihood of receiving payment from either party's banks. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty have had and could continue to have in the future a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from these new challenges. The conflict between Russia and Ukraine, as well as other conflicts such as those in the Middle East, may also have the effect of heightening other risks disclosed in our Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransomware attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including any fuel surcharges in response to rising fuel costs; the energy crisis resulting from the Russia-Ukraine conflict, particularly in Europe; our ability to implement and execute our business strategy; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Such restrictions had and may in the future continue to have a material adverse impact on our business and operating results.

KADANT INC.

Item 5 – Other Information
Insider Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended October 3, 2026.

Item 6 – Exhibits

Exhibit No.	Description of Exhibit

10.1*	Transition and Executive Chairman Agreement between the Registrant and Jeffrey L. Powell dated September 10, 2026.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: November 10, 2026	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)